Form 10-Q
period 2022-03-31
Investcorp India Acquisition Corp
filed 2022-06-23
CIK 1852889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-41383

Investcorp India Acquisition Corp

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Century Yard,

Cricket Square

Elgin Avenue

PO Box 1111

George Town

Grand Cayman, Cayman Islands KY1-1102

(Address of principal executive offices and zip code)

(345) 949-5122

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	IVCAU	The Nasdaq Stock Exchange LLC

Class A ordinary shares, par value $0.0001 per share	IVCA	The Nasdaq Stock Exchange LLC

Redeemable warrants, each warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	IVCAW	The Nasdaq Stock Exchange LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 22, 2022, there were 6,468,750 of the registrant's Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

INVESTCORP INDIA ACQUISITION CORP

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended March 31, 2022 and for the period February 19, 2021 (inception) through March 31, 2021	2
	Unaudited Condensed Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2022 and for the period February 19, 2021 (inception) through March 31, 2021	3
	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period February 19, 2021 (inception) through March 31, 2021	5
	Notes to Unaudited Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	24
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	26

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

INVESTCORP INDIA ACQUISITION CORP

CONDENSED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
Cash	$25,000	$—
Restricted Cash	16,087,400	—
Deferred offering costs	654,131	494,650
Total Assets	$16,766,531	$494,650
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accrued offering costs	$305,757	$147,472
Due to Sponsor	351,961	325,765
Other liabilities	16,087,400	—
Total current liabilities	16,745,118	473,237
Commitments and Contingencies (Note 6)
Shareholder’s Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; none outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,468,750 shares issued and outstanding(1)	647	647
Additional paid in capital	24,353	24,353
Accumulated deficit	(3,587)	(3,587)
Total Shareholder’s Equity	21,413	21,413
Total Liabilities and Shareholder’s Equity	$16,766,531	$494,650

(1)

On March 22, 2022, the Company surrendered 718,750 shares of Class B ordinary shares as a result of updated terms of the proposed public offering. All share amounts and related information have been retroactively restated to reflect the surrender. Includes an aggregate of up to 843,750 shares that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriter (see Note 8).  On May 12, 2022 the underwriter exercised the full over-allotment option.

INVESTCORP INDIA ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the period from February 19, 2021 (inception) through March 31, 2021
Formation costs	$—	$3,553
Net loss	$—	$3,553
Weighted average shares outstanding, basic and diluted(1)	5,625,000	5,625,000
Basic and diluted net loss per common share	$—	$—

(1)

On March 22, 2022, the Company surrendered 718,750 shares of Class B ordinary shares as a result of updated terms of the proposed public offering. All share amounts and related information have been retroactively restated to reflect the surrender. Excludes an aggregate of up to 843,750 shares that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriter (see Note 8).  On May 12, 2022 the underwriter exercised the full over-allotment option.

INVESTCORP INDIA ACQUISITION CORP

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance — December 31, 2021	6,468,750	$647	$24,353	$(3,587)	$21,413
Net loss	—	—	—	—	—
Balance — March 31, 2022	6,468,750	$647	$24,353	$(3,587)	$21,413

(1)

On March 22, 2022, the Company surrendered 718,750 shares of Class B ordinary shares as a result of updated terms of the proposed public offering. All share amounts and related information have been retroactively restated to reflect the surrender. Includes an aggregate of up to 843,750 shares that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriter (see Note 8).  On May 12, 2022 the underwriter exercised the full over-allotment option.

INVESTCORP INDIA ACQUISITION CORP

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE PERIOD FROM FEBRUARY 19, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(UNAUDITED)

	Class B Ordinary Shares		Additional Paid-in	Subscription	Accumulated	Total Shareholder’s
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance — February 19, 2021 (inception)	—	$—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)	6,468,750	647	24,353	—	—	25,000
Class B ordinary shares subscription receivable	—	—	—	(10,000)	—	(10,000)
Net loss	—	—	—	—	(3,553)	(3,553)
Balance — March 31, 2021	6,468,750	$647	$24,353	$(10,000)	$(3,553)	$11,447

(1)

On March 22, 2022, the Company surrendered 718,750 shares of Class B ordinary shares as a result of updated terms of the proposed public offering. All share amounts and related information have been retroactively restated to reflect the surrender. Includes an aggregate of up to 843,750 shares that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriter (see Note 8).  On May 12, 2022 the underwriter exercised the full over-allotment option.

INVESTCORP INDIA ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the period from February 19, 2021 (inception) through March 31, 2021
Cash Flows from Operating Activities:
Net loss	$—	$(3,553)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accrued offering expenses	—	3,553
Net cash provided by operating activities	—	—
Cash Flows from Financing Activities:
Restricted cash received in advance related to the Initial Public Offering	16,087,400	—
Advance from Sponsor	25,000	—
Net cash provided by financing activities	16,112,400	—
Net Change in Cash and Restricted Cash	16,112,400	—
Cash and restricted cash at the beginning of the period	—	—
Cash and Restricted Cash at the end of the period	$16,112,400	—
Non-cash investing and financing activities:
Deferred offering costs included in accrued offering expenses	$158,285	$35,000
Deferred offering costs paid through Due to Sponsor	$26,196	$—
Deferred offering costs paid by sponsor in exchange for issuance of Class B ordinary shares	$—	$15,000
Issuance of Class B ordinary shares subscription receivable	$—	$10,000

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts reported within the balance sheet:

	For the Three Months Ended March 31, 2022	For the period from February 19, 2021 (inception) through March 31, 2021
Cash and cash equivalents	$25,000	$—
Restricted cash	16,087,400	—
Total cash, cash equivalents, and restricted cash	$16,112,400	$—

INVESTCORP INDIA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Investcorp India Acquisition Corp (the “Company”) is a blank check company incorporated in the Cayman Islands on February 19, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. On January 11, 2022, the Company changed its name from Investcorp Acquisition Corp. to Investcorp India Acquisition Corp.

As of March 31, 2022, and for the period from February 19, 2021 (inception) through March 31, 2022, the Company had not yet commenced any operations. All activity for the period from February 19, 2021 (inception) through March 31, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on May 9, 2022. On May 12, 2022 the Company consummated the Initial Public Offering of 22,500,000 unit (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of 225,000,000. Additionally, the underwriter exercised their over-allotment option in full, resulting in an additional 3,375,000 Units issued for an aggregate amount of $33,750,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 14,400,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to ICE I Holdings Pte. Ltd. (the “Sponsor”), generating gross proceeds of $14,400,000. In connection with the underwriter’s exercise of their over-allotment option, the Company also consummated the sale of an additional 1,687,500 Private Placement Warrants at $1.00 per Private Placement Warrant generating total proceeds of $1,687,500.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NASDAQ rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (less any taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Proposed Offering, management has agreed that $10.30 per Unit sold in the Proposed Offering, including the proceeds from the sale of the Private Placement Warrants, will be held in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 under the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either

(i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

If the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Certificate of Incorporation provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

The public shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.30 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These Class A ordinary shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Proposed Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Company’s Sponsor has agreed (a) to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Proposed Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Certificate of Incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Certificate of Incorporation relating to shareholders’ rights of pre-Business Combination activity and (d) that the Founder Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Proposed Offering if the Company fails to complete its Business Combination.

If the Company is unable to complete a Business Combination within 15 months from the closing of the Proposed Offering (the “Combination Period”) (or up to 21 months, if the Company extends the time to complete a Business Combination), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of applicable law. In the event the Company does not complete a Business Combination within the Combination Period and, in such event, the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Proposed Offering price per Unit of $10.00.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.30 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the day of liquidation of the Trust Account, if less than $10.30 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of Proposed Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure its shareholders that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern Consideration

As of March 31, 2022, the Company had $25,000 in cash and a working capital deficit of $632,718 (excluding deferred offering costs). The Company received $16,087,400 in order to fund the Trust Account after IPO pricing.  However, due to delays, the $16,087,400 was held in a separate account from the Trust Account, and classified as restricted cash as of March 31, 2022.  Therefore, this additional cash was excluded for going concern considerations.

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since competed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes totaling $269,687,400. As of May 12, 2022, approximately $3,174,900 remain available to use for general working capital purposes. Management believes current working capital provides sufficient capital to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements and therefore substantial doubt has been alleviated.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Proposed Offering, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced military operations in Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the global economy are not determinable as of the date of these condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 10, 2022, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on May 26, 2022.The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $25,000 cash and no cash equivalents as of March 31, 2022 and $0 cash and cash equivalents as of December 31, 2021.  The Company had $16,087,400 and $0 of restricted cash as of March 31, 2022 and December 31, 2021, respectively. The Company received the restricted cash, comprised of risk capital in order to fund the Trust Account after IPO pricing, which occurred after March 31, 2022.  In the event the IPO did not take place, this $16,087,400 would be paid back to the Sponsor; therefore the amount is classified as other liabilities as of March 31, 2022.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings per Share”.  Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 843,750 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriter (see Note 8). At March 31, 2022 and December 31, 2021 the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Deferred Offering Costs Associated with the Proposed Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Proposed Offering. Offering costs are charged to shareholder’s equity or the statement of operations based on the relative value of the Public and Private Warrants (if accounted for as liabilities) to the proceeds received from the Units sold upon the completion of the Proposed Offering.

Redeemable Share Classification

The Company’s ordinary shares that will be sold as part of the Units in the Proposed Offering (“public ordinary shares”) contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The public ordinary shares sold as part of the Units in the Proposed Offering will be issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of public ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20.

The public ordinary shares are subject to ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to ASC 480-10-S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account.

Recently Issued Accounting Standards

In August 2020, FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As the Company is a smaller reporting company, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,875,000 Units at a purchase price of $10.00 per Unit, including 3,375,000 Units pursuant to the full exercise of the underwriters' overallotment option. Each Unit will consist of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share.

NOTE 4. PRIVATE PLACEMENT

The Sponsor purchased an aggregate of 16,087,500 Private Placement Warrants at a price of $1.00 per warrant, including 1,687,500 Private Placement Warrants pursuant to the full exercise of the underwriters' overallotment option, in a private placement that closed simultaneously with the closing of the Initial Public Offering.

Each Private Placement Warrant is identical to the warrants offered in the Initial Public Offering, except there will be no redemption rights or liquidating distributions from the trust account with respect to Private Placement Warrants, which will expire worthless if we do not consummate a Business Combination within the Combination Period.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 12, 2021, the Company issued an aggregate of 7,187,500 Class B ordinary shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. In March 2022, our sponsor surrendered, for no consideration, 718,750 founder shares, resulting in our sponsor holding 6,468,750 founder shares for an aggregate purchase price of $25,000 or approximately $0.0348 per share. The Founder Shares include an aggregate of up to 843,750 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Proposed Offering (assuming the Sponsor does not purchase any

Public Shares in the Proposed Offering). On May 12, 2022 the underwriter exercised the full over-allotment option; therefore no shares were forfeited.

The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) the date on which the Company completes a liquidation, merger, capital stock exchange or similar transaction that results in the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after the Business Combination, the Founder Shares will be released from the lock-up.

Promissory Note — Related Party

On March 12, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Proposed Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) December 31, 2021 (which was amended to September 30, 2022 on January 25, 2022) or (ii) the consummation of the Initial Proposed Offering. As of March 31, 2022 and December 31, 2021, the Company has not drawn on the Note.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $3,000,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

Due to Sponsor

There are offering costs that are paid by the Sponsor on behalf of the Company. These offering costs are presented on the balance sheet as Due to Sponsor and are due to be paid back in full following the consummation of the Initial Public Offering. As of March 31, 2022 and December 31, 2021, there was $351,961 and $325,765 due to Sponsor, respectively.

Extension Loans

If the Company anticipates that it may not be able to consummate its initial business combination within 15 months, the Company may, but is not obligated to, extend the period of time to consummate a Business Combination by an additional three months on two separate occasions (for a total of up to 21 months to complete a business combination). In order to extend the time available for us to consummate a Business Combination, the Sponsor (or its affiliates or designees), upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $2,250,000 or $2,587,500 if the underwriter’s over-allotment option is exercised in full ($0.10 per share in either case), on or prior to the date of the applicable deadline. Any such payments would be funded from the proceeds of a non-interest bearing loan between the Sponsor and the Company (the “Extension Loans”). Such Extension Loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The terms of the warrants would be identical to the terms of the private placement warrants. If the Company completes a Business Combination, the Company would repay such Extension Loans out of the proceeds of the trust account released to the Company.

Administrative Services Agreement

Commencing on the date of the Proposed Offering and until completion of the Company’s initial business combination or liquidation, the Company will make a payment of a monthly fee of $10,000 to the Sponsor for office space, utilities and secretarial and administrative services provided to the Company.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans and Extension Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Proposed Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A ordinary shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 3,375,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The over-allotment option was exercised simultaneously with the Initial Public Offering.

NOTE 7. WARRANT LIABILITY

The Company accounts for the 29,025,000 warrants issued in connection with the Initial Public Offering (the 16,087,500 Private Placement Warrants and the 12,937,500 Public Warrants) in accordance with the guidance contained in FASB ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statement of operations.

The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the ordinary share warrants. At that time, the portion of the warrant liability related to the ordinary shares warrants will be reclassified to additional paid-in capital.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the consummation of a Business Combination. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No Public Warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their Public Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, it will use its best efforts to file with the SEC a registration statement registering the issuance, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00.    Once the warrants become exercisable, the Company may redeem the Warrants for redemption:

•	in whole and not in part;

•	at a price of $0.01 per Public Warrant;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder and

•

if, and only if, the reported last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period. If and when the warrants become redeemable by us, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00.    Once the Warrants become exercisable, the Company may redeem the Warrants for redemption:

•	in whole and not in part;

•

at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table set forth under “Description of Securities — Warrants — Public Shareholders’ Warrants” based on the redemption date and the “fair market value” of our Class A ordinary shares (as defined below) except as otherwise described in “Description of Securities — Warrants — Public Shareholders’ Warrants”;

•

if, and only if, the closing price of our Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities — Warrants — Public Shareholders’ Warrants — Anti-dilution Adjustments”) for any 20 trading days within the 30-trading day period ending three trading days before we send the notice of redemption to the warrant holders; and

•

if the closing price of our Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “— Warrants — Public Shareholders’ Warrants — Anti-Dilution Adjustments”), the private placement warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

If and when the Public Warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of ordinary shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification.

The exercise price and number of Class A ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

The Private Placement Warrants will be identical to the Public Warrants included in the Units being sold in the Proposed Offering, except that the Private Placement Warrants will and the ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8. SHAREHOLDER’S EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares of $0.0001 par value. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue up to 479,000,000 Class A ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue up to 20,000,000 Class B ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2021, there were 6,468,750 Class B ordinary shares issued and outstanding. On March 22, 2022, the Sponsor surrendered, for no consideration, 718,750 Class B ordinary shares, resulting in 6,468,750 Class B ordinary shares issued and outstanding, of which an aggregate of up to 843,750 shares are subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full or in part, so that the Sponsor will own 20% of the Company’s issued and outstanding common stock after the Proposed Offering (assuming the Sponsor does not purchase any Public Shares in the Proposed Offering). On May 12, 2022 the underwriter exercised the full over-allotment option; therefore, no shares were forfeited.

The Class B ordinary shares will automatically convert into Class A ordinary shares on the first business day following the completion of our Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like. In the case that additional Class A ordinary shares, or equity linked securities, are issued or deemed issued in excess of the amounts offered in the Proposed Offering and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the Proposed Offering plus all Class A ordinary shares and equity linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity linked securities issued, or to be issued, to any seller in a Business Combination, and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company). Holders of Founder Shares may also elect to convert their Class B ordinary shares into an equal number of Class A ordinary shares, subject to adjustment as provided above, at any time.

The Company may issue additional ordinary shares or preference shares to complete its Business Combination or under an employee incentive plan after completion of its Business Combination.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than the completion of the Initial Public Offering as disclosed in Note 1, that would have required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Investcorp India Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to ICE I Holdings Pte. Ltd. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated on February 19, 2021, as a Cayman Islands exempted company and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our “initial business combination”. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering that occurred on May 9, 2021, (the “Initial Public Offering”) and the private placement of the Private Placement Warrants (as defined below), the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from February 19, 2021 (inception) through March 31, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and after our Initial Public Offering, identifying target companies for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended March 31, 2022, we had a net loss of $0 and no activity per the Statement of Operations.  For the period from February 19, 2021 through March 31, 2021, we had a net loss of $3,553 which consisted of formation costs.

Liquidity and Capital Resources

As of March 31, 2022, the Company had $25,000 in its operating bank account and a working deficit of $632,718.

The Company’s liquidity needs up to March 31, 2022 had been satisfied through a payment from the Sponsor of $25,000 (Note 5) for the Founder Shares to cover certain offering costs. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (Note 5). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since competed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes totaling $269,687,400. As of May 12, 2022, approximately $3,174,900 remain available to use for general working capital purposes. Management believes current working capital provides sufficient capital to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements and therefore substantial doubt has been alleviated.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying, and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating, and consummating the Business Combination.

Off-Balance Sheet Arrangements

As of March 31, 2022, and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than described below:

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants) will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $3,000,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

Promissory Note—Related Party

On January 25, 2022, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) September 30, 2022, or (ii) the consummation of the Initial Public Offering. As of March 31, 2022, the Company had not drawn on the Note.

Underwriter’s Agreement

The Company granted the underwriter a 45-day option to purchase up to 3,375,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. Concurrently with the consummation of the IPO, the underwriters exercised the over-allotment option to purchase an additional 3,375,000 units.

Critical Accounting Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following as its critical accounting estimates:

Warrants

The Company accounts for the Warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether they are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company’s own common shares and whether the holders of the Warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the statements of operations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our unaudited condensed financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an

“emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our current chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our chief executive officer and chief financial officer have concluded that, during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. The Company did not design and maintain effective internal controls in relation to the filing of its Form 8-K on May 26, 2022 and Form 10-Q on June 23, 2022, that in aggregate represent a material weakness in its internal control over financial reporting as of March 31, 2022.

The Company, with the oversight of its Audit Committee, is actively undertaking remediation efforts to address the material weakness identified above and is developing measures and controls to prevent a re-occurrence of such a deficiency in the future.

The Company is committed to maintaining an effective internal control environment, and although it has made progress in this area, additional steps need to be taken, as indicated above, and sufficient time needs to elapse before management can conclude that the newly implemented controls are operating effectively and that the material weakness has been adequately remediated.

Changes in Internal Control over Financial Reporting

Except as noted above, during the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on May 10, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on May 10, 2022, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

In March 2021, our Sponsor purchased 7,187,500 Class B ordinary shares, par value $0.0001 (the “Founder Shares”), for an aggregate price of $25,000. In March 2022, our sponsor surrendered, for no consideration, 718,750 founder shares, resulting in our sponsor holding 6,468,750 founder shares for an aggregate purchase price of $25,000 or approximately $0.0348 per share.

Simultaneously with the closing of the Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreements, the Company completed the private sale of 16,087,500 warrants (the “Private Placement Warrants”) to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $16,087,500. The Private Placement Warrants are identical to the Warrants included as part of the Units sold in the IPO.

No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Use of Proceeds

In connection with the Initial Public Offering, we incurred offering costs of $6,037,027, consisting of $5,175,000 of underwriting fees, and $862,027 of other offering costs. After deducting the underwriting discounts and commissions and the Initial Public Offering expenses, $266,512,500 of the net proceeds from our Initial Public Offering and from the Private Placement of the Private Placement Warrants was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Quarterly Report on Form 10-Q.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Investcorp India Acquisition Corp

Date: June 23, 2022	By:	/s/ Nikhil Kalghatgi
Nikhil Kalghatgi
Principal Executive Officer

Investcorp India Acquisition Corp

Date: June 23, 2022	By:	/s/ Dean Clinton
Dean Clinton
Principal Financial Officer