Form 10-Q
period 2022-06-30
Investcorp India Acquisition Corp
filed 2022-08-19
CIK 1852889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

(302) 738-7210

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

As of August 18, 2022, there were 25,875,000 Class A ordinary shares, par value $0.0001, and 6,468,750 of the registrant's Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

INVESTCORP INDIA ACQUISITION CORP

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022, for the three months ended June 30, 2021, and for the period February 19, 2021 (inception) through June 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the three and six months ended June 30, 2022, for the three months ended June 30, 2021, and for the period February 19, 2021 (inception) through June 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period February 19, 2021 (inception) through June 30, 2021	5
	Notes to Unaudited Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	24
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	25

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INVESTCORP INDIA ACQUISITION CORP

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets
Cash	$1,229,516	$-
Deferred offering costs	-	494,650
Other assets - current	530,972	-
Total Current Assets	1,760,487	494,650

Other assets - noncurrent	437,805	-
Marketable securities held in Trust Account	266,774,496	-
Total Assets	$268,972,789	$494,650

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$210,590	$-
Accrued expense	75,631	-
Accrued offering costs	-	147,472
Due to Sponsor	56,275	325,765
Total Current Liabilities	342,496	473,237

Warrant liability	4,353,750	-
Total Liabilities	4,696,246	473,237

Commitments and Contingencies (Note 6)
Class A ordinary shares; 25,875,000 shares subject to possible redemption	266,774,496	-

Shareholders' (Deficit) Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; none issued or outstanding	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,468,750 shares issued and outstanding(1)	647	647
Additional paid in capital	-	24,353
Accumulated deficit	(2,498,600)	(3,587)
Total Shareholders' (Deficit) Equity	(2,497,953)	21,413

TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS' (DEFICIT) EQUITY	$268,972,789	$494,650

(1)
On March 22, 2022, the Company surrendered 718,750 shares of Class B ordinary shares as a result of updated terms of the proposed public offering. All share amounts and related information have been retroactively restated to reflect the surrender. Includes an aggregate of up to 843,750 shares that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriter (see Note 8). On May 12, 2022, the underwriter exercised the full over-allotment option.

The accompanying notes are an integral part of these unaudited condensed financial statements.

INVESTCORP INDIA ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,	For the period from February 19, 2021 (inception) through June 30,
	2022	2021	2022	2021

Formation costs and operating expenses	$523,547	$-	$523,547	$3,553
Loss from operations	(523,547)	-	(523,547)	(3,553)

Other income:
Interest earned on marketable securities held in Trust Account	261,996	-	261,996	-
Change in fair value of warrant liability	1,451,250	-	1,451,250	-
Other income	1,713,246	-	1,713,246	-

Net income (loss)	$1,189,699	$-	$1,189,699	$(3,553)

Weighted average shares outstanding of Class A ordinary shares	13,932,692	-	7,004,834	-
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.06	$-	$0.09	$-
Weighted average shares outstanding of Class B ordinary shares(1)	6,468,750	-	6,468,750	5,625,000
Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$0.06	$-	$0.09	$(0.00)

(1)
On March 22, 2022, the Company surrendered 718,750 shares of Class B ordinary shares as a result of updated terms of the proposed public offering. All share amounts and related information have been retroactively restated to reflect the surrender. Includes an aggregate of up to 843,750 shares that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriter (see Note 8). On May 12, 2022, the underwriter exercised the full over-allotment option.

The accompanying notes are an integral part of these unaudited condensed financial statements.

INVESTCORP INDIA ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

(UNAUDITED)

							Total
	Class A		Class B				Shareholder's
	Ordinary Shares		Ordinary Shares(1)		Additional	Accumulated	Equity
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	(Deficit)
Balance - December 31, 2021	-	$-	6,468,750	$647	$24,353	$(3,587)	$21,413
Net loss	-	-	-	-	-	-	-
Balance - March 31, 2022	-	-	6,468,750	647	24,353	(3,587)	21,413
Excess cash received over fair value for private placement warrants	-	-	-	-	12,870,000	-	12,870,000
Accretion of Class A ordinary shares subject to possible redemption	-	-	-	-	(12,894,353)	(3,684,712)	(16,579,065)
Net income	-	-	-	-	-	1,189,699	1,189,699
Balance - June 30, 2022	-	$-	6,468,750	$647	$-	$(2,498,600)	$(2,497,953)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INVESTCORP INDIA ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM

FEBRUARY 19, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(UNAUDITED)

	Class A		Class B					Total
	Ordinary Shares		Ordinary Shares		Additional	Subscription	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Equity
Balance - February 19, 2021 (inception)	-	$-	-	$-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor(1)	-	-	6,468,750	647	24,353	-	-	25,000
Class B common stock subscription receivable	-	-	-	-	-	(10,000)	-	(10,000)
Net loss	-	-	-	-	-	-	3,553	3,553
Balance - March 31, 2021	-	-	6,468,750	647	24,353	(10,000)	3,553	18,553
Net loss	-		-	-	-	-	-	-
Balance - June 30, 2021	-	$-	6,468,750	$647	$24,353	$(10,000)	$3,553	$18,553

(1)
On March 22, 2022, the Company surrendered 718,750 shares of Class B ordinary shares as a result of updated terms of the proposed public offering. All share amounts and related information have been retroactively restated to reflect the surrender. Includes an aggregate of up to 843,750 shares that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriter (see Note 8). On May 12, 2022, the underwriter exercised the full over-allotment option.

The accompanying notes are an integral part of these unaudited condensed financial statements.

INVESTCORP INDIA ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30, 2022	For the Period February 19, 2021 (inception) through June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$1,189,699	$(3,553)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in value of Warrant Liability	(1,451,250)	-
Interest earned on marketable securities held in trust	(261,996)	-
Changes in operating assets and liabilities:
Other assets	(968,777)	-
Accounts payable and accrued expenses	286,221	-
Accrued offering expenses	-	3,553
Due to Sponsor	(269,490)	-
Net cash used in operating activities	(1,475,593)	-

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(266,512,500)	-
Net cash used in investing activities	(266,512,500)	-

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	253,575,000	-
Proceeds from sale of Private Placements Warrants	16,087,500	-
Advances from Sponsor	25,000	-
Payment of offering costs	(469,891)	-
Net cash provided by financing activities	269,217,609	-

Net Change in Cash	1,229,516	-
Cash - Beginning of period	-	-
Cash - End of period	$1,229,516	$-

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering expenses	$-	$35,000
Deferred offering costs paid through Due to Sponsor	$325,765	$289,902
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$-	$15,000
Issuance of Class B ordinary shares subscription receivable	$-	$10,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

As of June 30, 2022, and for the period from February 19, 2021 (inception) through June 30, 2022, the Company had not yet commenced any operations. All activity for the period from February 19, 2021 (inception) through June 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on May 9, 2022. On May 12, 2022 the Company consummated the Initial Public Offering of 22,500,000 unit (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $225,000,000. Additionally, the underwriter exercised their over-allotment option in full, resulting in an additional 3,375,000 Units issued for an aggregate amount of $33,750,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 14,400,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to ICE I Holdings Pte. Ltd. (the “Sponsor”), generating gross proceeds of $14,400,000. In connection with the underwriter’s exercise of their over-allotment option, the Company also consummated the sale of an additional 1,687,500 Private Placement Warrants at $1.00 per Private Placement Warrant generating total proceeds of $1,687,500, which is described in Note 4.

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

The Company provides its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

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

The Company’s Sponsor has agreed (a) to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Certificate of Incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Certificate of Incorporation relating to shareholders’ rights of pre-Business Combination activity and (d) that the Founder Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Proposed Offering if the Company fails to complete its Business Combination.

If the Company is unable to complete a Business Combination within 15 months from the closing of the Proposed Offering (the “Combination Period”) (or up to 21 months, if the Company extends the time to complete a Business Combination), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of applicable law. In the event the Company does not complete a Business Combination within the Combination Period and, in such event, the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Public Initial Offering price per Unit of $10.00.

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

Liquidity, Capital Resources and Going Concern Consideration

As of June 30, 2022, the Company had $1,229,516 in cash and a working capital of $1,417,991.

The Company’s liquidity needs up to June 30, 2022 had been satisfied by funds from the Sponsor to cover certain offering expenses. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company a Working Capital Loans, as defined below (see Note 5). As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans.

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. However, the Company completed its Initial Public Offering, as detailed in Note 3, which generated capital in excess of the funds deposited into a trust account. This excess capital may be used by the Company for general working capital purposes. Additionally, the Company’s sponsor has agreed to provide support to enable the Company to continue its operations and meet its potential obligations over a period of one year from the issuance date of these financial statements.

In connection with the Company's assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern.” The Company has until August 12, 2023, 15 months from the closing of the IPO, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by August 12, 2023, there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company's ability to continue as a going concern one year from the date that this financial statement is issued. This financial statement does not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 10, 2022, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on May 26, 2022. The interim results for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Concentration of Credit Risk

Financial instalments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of June 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,229,516 cash and no cash equivalents as of June 30, 2022 and $0 cash and no cash equivalents as of December 31, 2021, respectively.

Investments Held in Trust Account

As of June 30, 2022, the Company had $266,774,496 held in money market funds, which are invest primarily in U.S. Treasury Securities.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings per Share”. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 843,750 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriter (see Note 8). Diluted net income (loss) per share reflects the potential dilution that could occur if warrants were to be exercised or converted or otherwise resulted in issuance of Ordinary Shares that then shared in the earnings of the entity. As the exercise of the warrants are contingent upon the completion of a business combination they have not been included in the calculation of diluted net income (loss) per share. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except share amounts) for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from February 19, 2021 (inception) through June 30, 2021:

	For the Three Months Ended June 30,
	2022		2021
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$812,477	$377,222	$—	$—
Denominator
Basic and diluted weighted average shares outstanding	13,932,692	6,468,750	—	5,625,000
Basic and diluted net income per ordinary shares	$0.06	$0.06	$—	$—

	For the Six Months Ended June 30,		For the Six Months Ended June 30,	For the period from February 19, 2021 (inception) through June 30,
	2022		2021
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$618,517	$571,182	$—	$(3,553)
Denominator
Basic and diluted weighted average shares outstanding	7,004,834	6,468,750	—	5,625,000

Basic and diluted net income (loss) per ordinary shares	$0.09	$0.09	$—	$—

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

•
Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

•
Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

•
Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consists of legal, accounting, underwriting fees and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering cost amounted to $6,063,827, which was charged to stockholders’ equity upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, the Class A common stock is subject to possible redemption and is presented as temporary equity, outside of the stockholders' equity section of the Company's balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital (to the extent available) and accumulated deficit.

As of June 30, 2022, the Class A common stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross Proceeds	$258,750,000
Less:
Proceeds allocated to Public Warrants	(2,587,500)
Total stock issuance costs	(5,967,069)
Plus:
Accretion of carrying value to redemption value	16,579,065
Class A common stock subject to possible redemption	$266,774,496

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Modified Black-Scholes Option Pricing model (see Note 9).

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

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The new standard is effective for companies that are SEC filers (except for smaller reporting companies) for fiscal years beginning after December 15, 2021 and interim periods within that year, and two years later for other companies. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2020. The standard can either be adopted on a modified retrospective or a full retrospective basis. The Company is still evaluating the impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,875,000 Units at a purchase price of $10.00 per Unit. Each Unit will consist of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 8).

NOTE 4. PRIVATE PLACEMENT

The Sponsor purchased an aggregate of 16,087,500 Private Placement Warrants at a price of $1.00 per warrant, in a private placement that closed simultaneously with the closing of the Initial Public Offering.

Each Private Placement Warrant is identical to the warrants offered in the Initial Public Offering, except there will be no redemption rights or liquidating distributions from the trust account with respect to Private Placement Warrants, which will expire worthless if the Company does not consummate a Business Combination within the Combination Period.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 12, 2021, the Company issued an aggregate of 7,187,500 Class B ordinary shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. In March 2022, our sponsor surrendered, for no consideration, 718,750 founder shares, resulting in our sponsor holding 6,468,750 founder shares for an aggregate purchase price of $25,000 or approximately $0.0348 per share. The Founder Shares include an aggregate of up to 843,750 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering.

As a result of the underwriter’s election to exercise their over-allotment option simultaneously with the Initial Public Offering, 843,750 Founder Shares are no longer subject to forfeiture.

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

Promissory Note — Related Party

On March 12, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Proposed Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) December 31, 2021 (which was amended to September 30, 2022 on January 25, 2022) or (ii) the consummation of the Initial Proposed Offering. As of June 30, 2022 and December 31, 2021, the Company has not drawn on the Note.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $3,000,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022 and December 31, 2021, the Company has not drawn on the Note.

Due to Sponsor

The Sponsor has paid expenses on behalf of the Company prior to the Company’s Initial Public Offering. This amount is not interest bearing and due on demand by the Sponsor. As of June 30, 2022 and December 31, 2021, there was $56,275 and $325,765 due to Sponsor, respectively.

Extension Loans

If the Company anticipates that it may not be able to consummate its initial business combination within 15 months, the Company may, but is not obligated to, extend the period of time to consummate a Business Combination by an additional three months on two separate occasions (for a total of up to 21 months to complete a business combination). In order to extend the time available for us to consummate a Business Combination, the Sponsor (or its affiliates or designees), upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $2,587,500 ($0.10 per share), on or prior to the date of the applicable deadline. Any such payments would be funded from the proceeds of a non-interest bearing loan between the Sponsor and the Company (the “Extension Loans”). Such Extension Loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The terms of the warrants would be identical to the terms of the private placement warrants. If the Company completes a Business Combination, the Company would repay such Extension Loans out of the proceeds of the trust account released to the Company. There were no amounts outstanding on the extension loans as of June 30, 2022 and December 31, 2021.

Administrative Services Agreement

Commencing on the date of the Proposed Offering and until completion of the Company’s initial business combination or liquidation, the Company will make a payment of a monthly fee of $10,000 to the Sponsor for office space, utilities and secretarial and administrative services provided to the Company. As of June 30, 2022, there was $30,000 recorded in accrued expenses.

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

NOTE 7. WARRANT LIABILITY

The Company accounts for the 29,025,000 warrants issued in connection with the Initial Public Offering (the 16,087,500 Private Warrants and the 12,937,500 Public Warrants) in accordance with the guidance contained in FASB ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statement of operations.

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
•
if, and only if, the closing price of our Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities — Warrants — Public Shareholders’ Warrants — Anti-dilution Adjustments”) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and
•
if the closing price of our Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “— Warrants — Public Shareholders’ Warrants — Anti-Dilution Adjustments”), the private placement warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

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

NOTE 8. SHAREHOLDERS’ (DEFICIT) EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares of $0.0001 par value. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue up to 479,000,000 Class A ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 25,875,000 and 0 Class A ordinary shares issued or outstanding, respectively.

Class B Ordinary Shares — The Company is authorized to issue up to 20,000,000 Class B ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 6,468,750 Class B ordinary shares issued and outstanding, respectively.

On March 22, 2022, the sponsor surrendered, for no consideration, 718,750 Class B ordinary shares, resulting in our sponsor holding 6,468,750 founder shares issued and outstanding, of which an aggregate of up to 843,750 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriter’s election to exercise their over-allotment option simultaneously with the Initial Public Offering, 843,750 Founder Shares are no longer subject to forfeiture.

The Class B ordinary shares will automatically convert into Class A ordinary shares on the first business day following the completion of our Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like. In the case that additional Class A ordinary shares, or equity linked securities, are issued or deemed issued in connection with the initial Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as converted basis, 20% of the sum of the total number of all ordinary shares outstanding as of the Initial Public Offering plus all Class A ordinary shares and equity linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity linked securities issued, or to be issued, to any seller in a Business Combination, and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company). Holders of Founder Shares may also elect to convert their Class B ordinary shares into an equal number of Class A ordinary shares, subject to adjustment as provided above, at any time.

The Company may issue additional ordinary shares or preference shares to complete its Business Combination or under an employee incentive plan after completion of its Business Combination.

NOTE 9. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:

Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

As of June 30, 2022 and December 31, 2021, investments held in the Trust Account were comprised of $266,774,496 and $0 in money market funds, which are invested primarily in U.S. Treasury Securities, respectively. During the quarterly period ended June 30, 2022 and December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2022	December 31, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$266,774,496	$—

Liabilities:
Public Warrants	1	$1,940,625	$—
Private Warrants	3	$2,413,125	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. During the period there were transfers to/from Levels 1 and 3.

The Company established the initial fair value of the warrants on May 12, 2022, the date of the consummation of the Company’s IPO. The Company used a Binomial Option Pricing model to value the warrants. The Company allocated the proceeds received from (i) the sale of the Units (which is inclusive of one share of Class A ordinary shares and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B ordinary shares, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption (temporary equity), Class A ordinary shares (permanent equity) and Class B ordinary shares (permanent equity) based on their relative fair values at the initial measurement date.

The following table provides quantitative information regarding Level 3 fair value measurements:

June 30, 2022
Private Warrants
Stock Price	$9.95
Exercise Price	$11.50
Risk-free rate of interest	3.01%
Volatility	2.75%
Term	4.3 years

The Private Placement Warrants were initially and subsequently valued using a binomial option pricing model, which is considered to be a Level 3 fair value measurement. The fair value of Public Warrants issued in connection with the Initial Public Offering were initially measured using a Binomial lattice model and at June 30, 2022 are measured based on the listed market price of such warrants, a Level 1 measurement.

The binomial option pricing model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility as of the IPO date was derived from observable warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing.

The following table presents a summary of the changes in the fair value of the Public and Private Placement Warrants, Level 3 liabilities, measured on a recurring basis.

	Private Warrants	Public Warrants
Fair value as of January 1, 2022	$-	$-
Initial measurement on May 12, 2022 warrants issued	3,217,500	2,587,500
Changes in fair value(1)	(804,375)	(646,875)
Fair value as of June 30, 2022	$2,413,125	$1,940,625

(1) Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the unaudited condensed statements of operations.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from February 19, 2021 (inception) through June 30, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and after our Initial Public Offering, identifying target companies for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended June 30, 2022, we had a net income of $1,189,699, which consists of operating costs of $523,547, offset by interest earned from marketable securities held in the Trust Account of $261,996 and change in fair value of warrants of $1,451,250. For the three months ended June 30, 2021, we had a net loss of $0 and no activity per the Statement of Operations.

For the six months ended June 30, 2022, we had a net income of $1,189,699, which consists of operating costs of $523,547, offset by interest earned from marketable securities held in the Trust Account of $261,996 and change in fair value of warrants of $1,451,250. For the period from February 19, 2021 through June 30, 2021, we had a net loss of $3,553 which consisted of formation costs.

Liquidity, Capital Resources and Going Concern

As of June 30, 2022, the Company had $1,229,516 in its operating bank account and a working capital of $1,417,991.

On May 12, 2022, we consummated the Initial Public Offering of 22,500,000 Class A Public Shares at $10.00 per Public Share, generating gross proceeds of $225,000,000. Additionally, the underwriter exercised their over-allotment option, resulting in an additional 3,375,000 Units issued for an aggregate amount of $33,750,000

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 14,400,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to ICE I Holdings Pte, Ltd. (the “Sponsor”), generating gross proceeds of $14,400,000. In connection with the underwriter’s exercise of their over-allotment option, the Company also consummated the sale of an additional 1,687,500 Private Placement Warrants at $1.00 per Private Placement Warrant generating total proceeds of $1,687,500.

For the six months ended June 30, 2022, cash used in operating activities was $1,475,593. Net income of $1,189,699 was affected by a gain on the change in the fair value of the warrant liability of $1,451,250 and interest income of $261,996. Changes in operating assets and liabilities used $952,046 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $0. Net loss of $3,553 was affected by changes in operating assets and liabilities of $3,553.

As of June 30, 2022, we had cash held in the Trust Account of $266,774,496. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we have earned $261,996 of interest income from the Trust Account.

We intend to use substantially all of the funds held the Trust Account and the proceeds from the sale of the forward purchase shares to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash of $1,229,516 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company must consummate an initial Business Combination within 24 months (or 27 months, as applicable) from the closing of our Initial Public Offering or during any Extension Period. It is uncertain that the Company will be able to consummate an initial Business Combination within this time. If an initial Business Combination is not consummated within this time, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 12, 2023.

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Promissory Note—Related Party

On March 12, 2022, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) September 30, 2022, or (ii) the consummation of the Initial Public Offering. As of June 30, 2022, the Company had not drawn on the Note.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our current chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Based on this evaluation, our chief executive officer and chief financial officer have concluded that, during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2022, because of a material weakness in our internal control over financial reporting. The Company did not design and maintain effective internal controls in relation to the filing of its Form 8-K on May 26, 2022, that in aggregate represent a material weakness in its internal control over financial reporting for the six months ended June 30, 2022.

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

Changes in Internal Control over Financial Reporting

Except as noted above, during the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 12, 2022, we consummated the Initial Public Offering of 22,500,000 unit (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $225,000,000. Additionally, the underwriter exercised their over-allotment option, resulting in an additional 3,375,000 Units issued for an aggregate amount of $33,750,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Investcorp India Acquisition Corp

Date: August 18, 2022	By:	/s/ Nikhil Kalghatgi
Nikhil Kalghatgi
Principal Executive Officer

Investcorp India Acquisition Corp

Date: August 18, 2022	By:	/s/ Dean Clinton
Dean Clinton
Principal Financial Officer