Form 10-Q
period 2022-09-30
Investcorp India Acquisition Corp
filed 2022-11-10
CIK 1852889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022 there were 25,875,000 Class A ordinary shares, par value $0.0001, and 6,468,750 of the registrant's Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

INVESTCORP INDIA ACQUISITION CORP

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021, and for the period February 19, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021, and for the period February 19, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period February 19, 2021 (inception) through September 30, 2021	5
	Notes to Unaudited Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	26
Item 6.	Exhibits	26

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INVESTCORP INDIA ACQUISITION CORP

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets
Cash	$857,864	$-
Deferred offering costs	-	494,650
Other assets - current	515,221	-
Total Current Assets	1,373,085	494,650

Other assets - noncurrent	310,853	-
Marketable securities held in Trust Account	267,978,958	-
Total Assets	$269,662,896	$494,650

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Accrued expense	$78,150	$-
Accrued offering costs	-	147,472
Due to Sponsor	23,237	325,765
Total Current Liabilities	101,387	473,237

Warrant liability	2,902,500	-
Total Liabilities	3,003,887	473,237

Commitments and Contingencies (Note 6)
Class A ordinary shares; 25,875,000 shares subject to possible redemption at redemption value	267,978,958	-

Shareholders' (Deficit) Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; none issued or outstanding (excluding 25,875,000 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,468,750 shares issued and outstanding(1)	647	647
Additional paid in capital	-	24,353
Accumulated deficit	(1,320,596)	(3,587)
Total Shareholders' (Deficit) Equity	(1,319,949)	21,413

TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS' (DEFICIT) EQUITY	$269,662,896	$494,650

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

INVESTCORP INDIA ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the period from February 19, 2021 (inception) through September 30,
	2022	2021	2022	2021

Formation costs and operating expenses	$273,246	$-	$796,793	$3,553
Loss from operations	(273,246)	-	(796,793)	(3,553)

Other income:
Interest earned on marketable securities held in Trust Account	1,204,462	-	1,466,458	-
Change in fair value of warrant liability	1,451,250	-	2,902,500	-
Other income	2,655,712	-	4,368,958	-

Net income (loss)	$2,382,466	$-	$3,572,165	$(3,553)

Weighted average shares outstanding of Class A ordinary shares	25,875,000	-	13,364,011	-
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.07	$-	$0.18	$-
Weighted average shares outstanding of Class B ordinary shares(1)	6,468,750	-	6,682,005	5,625,000
Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$0.07	$-	$0.18	$(0.00)

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

INVESTCORP INDIA ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(UNAUDITED)

								Total
	Class A		Class B					Shareholders’
	Ordinary Shares		Ordinary Shares(1)		Additional	Subscription	Accumulated	Equity
	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	(Deficit)
Balance - December 31, 2021	-	$-	6,468,750	$647	$24,353	$-	$(3,587)	$21,413
Net loss	-	-	-	-	-	-	-	-
Balance - March 31, 2022	-	-	6,468,750	647	24,353	-	(3,587)	21,413
Excess cash received over fair value for private placement warrants	-	-	-	-	12,870,000	-	-	12,870,000
Accretion of Class A ordinary shares subject to possible redemption	-	-	-	-	(12,894,353)	-	(3,684,712)	(16,579,065)
Net income	-	-	-	-	-	-	1,189,699	1,189,699
Balance - June 30, 2022	-	-	6,468,750	647	-	-	(2,498,600)	(2,497,953)
Accretion of Class A ordinary shares subject to possible redemption	-	-	-	-	-	-	(1,204,462)	(1,204,462)
Net income	-	-	-	-	-	-	2,382,466	2,382,466
Balance - September 30, 2022	-	$-	6,468,750	$647	$-	$-	$(1,320,596)	$(1,319,949)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INVESTCORP INDIA ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM

FEBRUARY 19, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

	Class A		Class B					Total
	Ordinary Shares		Ordinary Shares		Additional	Subscription	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Equity
Balance - February 19, 2021 (inception)	-	$-	-	$-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor(1)	-	-	6,468,750	647	24,353	-	-	25,000
Class B ordinary share subscription receivable	-	-	-	-	-	(10,000)	-	(10,000)
Net loss	-	-	-	-	-	-	3,553	3,553
Balance - March 31, 2021	-	-	6,468,750	647	24,353	(10,000)	3,553	18,553
Net loss	-	-	-	-	-	-	-	-
Balance - June 30, 2021	-	-	6,468,750	647	24,353	(10,000)	3,553	18,553
Net loss	-	-	-	-	-	-	-	-
Balance - September 30, 2021	-	$-	6,468,750	$647	$24,353	$(10,000)	$3,553	$18,553

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

INVESTCORP INDIA ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30, 2022	For the Period February 19, 2021 (inception) Through September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$3,572,165	$(3,553)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in value of Warrant Liability	(2,902,500)	-
Interest earned on marketable securities held in trust	(1,466,458)	-
Changes in operating assets and liabilities:
Other assets	(826,074)	-
Accounts payable and accrued expenses	78,150	-
Accrued offering expenses	-	3,553
Due to Sponsor	(302,528)	-
Net cash used in operating activities	(1,847,245)	-

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(266,512,500)	-
Net cash used in investing activities	(266,512,500)	-

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	253,575,000	-
Proceeds from sale of Private Placements Warrants	16,087,500	-
Advances from Sponsor	25,000	-
Payment of offering costs	(469,891)	-
Net cash provided by financing activities	269,217,609	-

Net Change in Cash	857,864	-
Cash - Beginning of period	-	-
Cash - End of period	$857,864	$-

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering expenses	$-	$35,000
Deferred offering costs paid through Due to Sponsor	$325,765	$289,902
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$-	$15,000
Issuance of Class B ordinary shares subscription receivable	$-	$10,000

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

As of September 30, 2022, and for the period from February 19, 2021 (inception) through September 30, 2022, the Company had not yet commenced any operations. All activity for the period from February 19, 2021 (inception) through September 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity, Capital Resources, and Going Concern Consideration

As of September 30, 2022, the Company had $857,864 in cash and a working capital of $1,271,698.

The Company’s liquidity needs up to September 30, 2022 had been satisfied by funds from the Sponsor to cover certain offering expenses. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company a Working Capital Loans, as defined below (see Note 5). As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. However, the Company completed its Initial Public Offering, as detailed in Note 3, which generated capital in excess of the funds deposited into a trust account. This excess capital may be used by the Company for general working capital purposes. Additionally, the Company’s sponsor has agreed to provide support to enable the Company to continue its operations and meet its potential obligations over a period of one year from the issuance date of these financial statements. Management believes the current working capital, and the support from its Sponsor, provides sufficient capital to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements and therefore substantial doubt has been alleviated.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 10, 2022, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on May 26, 2022. The interim results for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of September 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $857,864 cash and no cash equivalents as of September 30, 2022 and $0 cash and no cash equivalents as of December 31, 2021, respectively.

Investments Held in Trust Account

As of September 30, 2022, the Company had $267,978,958 held in money market funds, which are invested primarily in U.S. Treasury Securities.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings per Share”. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 843,750 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriter (see Note 8). Diluted net income (loss) per share reflects the potential dilution that could occur if warrants were to be exercised or converted or otherwise resulted in issuance of Ordinary Shares that then shared in the earnings of the entity. As the exercise of the warrants are contingent upon the completion of a business combination they have not been included in the calculation of diluted net income (loss) per share. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except share amounts) for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from February 19, 2021 (inception) through September 30, 2021:

	For the Three Months Ended September 30,
	2022		2021
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$1,905,973	$476,493	$—	$—
Denominator
Basic and diluted weighted average shares outstanding	25,875,000	6,468,750	—	5,625,000
Basic and diluted net income per ordinary shares	$0.07	$0.07	$—	$—

	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,	For the period from February 19, 2021 (inception) through September 30,
	2022		2021
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$2,381,443	$1,190,722	$—	$(3,553)
Denominator
Basic and diluted weighted average shares outstanding	13,364,011	6,682,005	—	5,625,000

Basic and diluted net income (loss) per ordinary shares	$0.18	$0.18	$—	$—

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consists of legal, accounting, underwriting fees and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering cost amounted to $6,063,827, which was charged to shareholders’ equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as stockholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, the Class A ordinary shares is subject to possible redemption and is presented as temporary equity, outside of the stockholders' equity section of the Company's balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital (to the extent available) and accumulated deficit.

As of September 30, 2022, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross Proceeds	$258,750,000
Less:
Proceeds allocated to Public Warrants	(2,587,500)
Total stock issuance costs	(5,967,069)
Plus:
Accretion of carrying value to redemption value	17,783,527
Class A ordinary shares subject to possible redemption	$267,978,958

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

Promissory Note — Related Party

On March 12, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Proposed Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) December 31, 2021 (which was amended to September 30, 2022 on January 25, 2022) or (ii) the consummation of the Initial Proposed Offering. As of September 30, 2022 and December 31, 2021, the Company has not drawn on the Note.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $3,000,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022 and December 31, 2021, the Company has not drawn on the Note.

Due to Sponsor

The Sponsor has paid expenses on behalf of the Company prior to the Company’s Initial Public Offering. This amount is not interest bearing and due on demand by the Sponsor. As of September 30, 2022 and December 31, 2021, there was $23,237 and $325,765 due to Sponsor, respectively.

Extension Loans

If the Company anticipates that it may not be able to consummate its initial business combination within 15 months, the Company may, but is not obligated to, extend the period of time to consummate a Business Combination by an additional three months on two separate occasions (for a total of up to 21 months to complete a business combination). In order to extend the time available for us to consummate a Business Combination, the Sponsor (or its affiliates or designees), upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $2,587,500 ($0.10 per share), on or prior to the date of the applicable deadline. Any such payments would be funded from the proceeds of a non-interest bearing loan between the Sponsor and the Company (the “Extension Loans”). Such Extension Loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The terms of the warrants would be identical to the terms of the private placement warrants. If the Company completes a Business Combination, the Company would repay such Extension Loans out of the proceeds of the trust account released to the Company. There were no amounts outstanding on the extension loans as of September 30, 2022 and December 31, 2021.

Administrative Services Agreement

Commencing on the date of the Proposed Offering and until completion of the Company’s initial business combination or liquidation, the Company will make a payment of a monthly fee of $10,000 to the Sponsor for office space, utilities and secretarial and administrative services provided to the Company. As of September 30, 2022, there was $30,000 recorded in accrued expenses.

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

NOTE 8. SHAREHOLDERS’ (DEFICIT) EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares of $0.0001 par value. At September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue up to 479,000,000 Class A ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding, excluding 25,875,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue up to 20,000,000 Class B ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 6,468,750 Class B ordinary shares issued and outstanding, respectively.

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

As of September 30, 2022 and December 31, 2021, investments held in the Trust Account were comprised of $267,978,958 and $0 in money market funds, which are invested primarily in U.S. Treasury Securities, respectively. During the quarterly period ended September 30, 2022 and December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2022	December 31, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$267,978,958	$—

Liabilities:
Public Warrants	1	$1,293,750	$—
Private Warrants	3	$1,608,750	$—

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

The following table provides quantitative information regarding Level 3 fair value measurements:

September 30, 2022
Private Warrants
Stock Price	$10.08
Exercise Price	$11.50
Risk-free rate of interest	4.06%
Volatility	2.00%
Term	3 years

The Private Placement Warrants were initially and subsequently valued using a binomial option pricing model, which is considered to be a Level 3 fair value measurement. The fair value of Public Warrants issued in connection with the Initial Public Offering were initially measured using a Binomial lattice model and at September 30, 2022 are measured based on the listed market price of such warrants, a Level 1 measurement.

The binomial option pricing model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility as of the IPO date was derived from observable warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing.

The following table presents a summary of the changes in the fair value of the Private Placement Warrants, Level 3 liabilities, measured on a recurring basis.

Private Warrants
Fair value as of January 1, 2022	$-
Initial measurement on May 12, 2022 warrants issued	3,217,500
Changes in fair value	(804,375)
Fair value as of June 30, 2022	$2,413,125
Changes in fair value(1)	(804,375)
Fair value as of September 30, 2022	$1,608,750

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from February 19, 2021 (inception) through September 30, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and after our Initial Public Offering, identifying target companies for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended September 30, 2022, we had a net income of $2,382,466, which consists of operating costs of $273,246, offset by interest earned from marketable securities held in the Trust Account of $1,204,462 and change in fair value of the warrant liability of $1,451,250. For the three months ended September 30, 2021, we had a net loss of $0 and no activity per the Condensed Statement of Operations.

For the nine months ended September 30, 2022, we had a net income of $3,572,165, which consists of operating costs of $796,793, offset by interest earned from marketable securities held in the Trust Account of $1,466,458 and change in fair value of warrants of $2,902,500. For the period from February 19, 2021 through September 30, 2021, we had a net loss of $3,553 which consisted of formation costs.

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, the Company had $857,864 in its operating bank account and a working capital of $1,271,698.

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

For the nine months ended September 30, 2022, cash used in operating activities was $1,847,245. Net income of $3,572,165 was affected by a gain on the change in the fair value of the warrant liability of $2,902,500 and interest income of $1,466,458. Changes in operating assets and liabilities used $1,050,452 of cash for operating activities.

For the period from February 19, 2021 (inception) to September 30, 2021, cash used in operating activities was $0. Net loss of $3,553 was affected by changes in operating assets and liabilities of $3,553.

As of September 30, 2022, we had cash held in the Trust Account of $267,978,958. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we have earned $1,466,458 of interest income from the Trust Account.

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

As of September 30, 2022, we had cash of $857,864 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Promissory Note—Related Party

On March 12, 2022, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) September 30, 2022, or (ii) the consummation of the Initial Public Offering. As of September 30, 2022, the Company had not drawn on the Note.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, the Class A ordinary shares is subject to possible redemption and is presented as temporary equity, outside of the shareholders' equity section of the Company's balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital (to the extent available) and accumulated deficit.

Warrants

The Company accounts for the Warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether they are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company’s own ordinary shares and whether the holders of the Warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the condensed statements of operations.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our current chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Based on this evaluation, our chief executive officer and chief financial officer have concluded that, during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2022, because of a material weakness in our internal control over financial reporting. The Company did not design and maintain effective internal controls in relation to the filing of its Form 8-K on May 26, 2022, that in aggregate represent a material weakness in its internal control over financial reporting for the nine months ended September 30, 2022.

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

Investcorp India Acquisition Corp

Date: November 10, 2022	By:	/s/ Nikhil Kalghatgi
Nikhil Kalghatgi
Principal Executive Officer

Investcorp India Acquisition Corp

Date: November 10, 2022	By:	/s/ Dean Clinton
Dean Clinton
Principal Financial Officer