Form 10-K
period 2022-12-31
Investcorp India Acquisition Corp
filed 2023-04-17
CIK 1852889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
Number 001-41383

INVESTCORP INDIA ACQUISITION CORP
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

Century Yard, Cricket Square Elgin Avenue PO Box 1111 George Town Grand Cayman, Cayman Islands KY1-1102	N/A
(Address of principal executive offices)	(zip code)
(302) 738-7210
(Issuer’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	IVCAU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	IVCA	The Nasdaq Stock Market LLC
Redeemable warrants, each warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	IVCAW	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No
☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No
☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).
Yes
☒
    No  ☐
The aggregate market value of the voting and
non-voting
ordinary
equity
held by
non
-affiliates
of the registrant, as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $321,820,313, based on the Nasdaq Stock Market LLC closing price on that day of $9.95 per share.
As of April 1
7
, 2023, there were
25,875,000 Class A ordinary shares, par value $0.0001, and 6,468,750 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to our:

•	ability to complete our initial business combination;

•	success in retaining or recruiting, or changes required in, our officers, key employees or directors following an initial business combination;

•

officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	potential ability to obtain additional financing to complete an initial business combination;

•	pool of prospective target businesses;

•

failure to maintain the listing on, or the delisting of our securities from, Nasdaq or an inability to have our securities listed on Nasdaq or another national securities exchange following our initial business combination;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	potential change in control if we acquire one or more target businesses for stock;

•	public securities’ potential liquidity and trading;

•	lack of a market for our securities;

•	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	our financial performance.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this annual report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this annual report, those results or developments may not be indicative of results or developments in subsequent periods.

i

INVESTCORP INDIA ACQUISITION CORP

FORM 10-K

ii

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to Investcorp India Acquisition Corp.

General

Investcorp India Acquisition Corp is a blank check company incorporated in the Cayman Islands on February 19, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. While we may pursue a business combination target in any business, industry or geographical location, we intend to focus our search for a target located in India in industries that we believe have high-potential for growth and generating strong returns for our shareholders. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. On January 11, 2022, the Company changed its name from Investcorp Acquisition Corp. to Investcorp India Acquisition Corp.

In March 2021, our Sponsor subscribed for an aggregate of 7,187,500 founder shares for an aggregate purchase price of $25,000 or approximately $0.0035 per share. In March 2022, our Sponsor surrendered, for no consideration, 718,750 founder shares, resulting in our Sponsor holding 6,468,750 founder shares for an aggregate purchase price of $25,000 or approximately $0.039 per share.

As of December 31, 2022, and for the period from February 19, 2021 (inception) through December 31, 2022, the Company had not yet commenced any operations. All activity for the period from February 19, 2021 (inception) through December 31, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”) and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on May 9, 2022. On May 12, 2022 the Company consummated the Initial Public Offering of 22,500,000 unit (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $225,000,000. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Additionally, the underwriter exercised their over-allotment option in full, resulting in an additional 3,375,000 Units issued for an aggregate amount of $33,750,000.

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

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. The outbreak of the COVID-19 coronavirus has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential business combination with us whether or not COVID-19 affects their business operations. Similarly, the invasion of Ukraine by Russia has caused volatility and disruption in the United States and global markets. The resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies as well as our search for potential target companies.

The extent to which COVID-19 and Russia’s invasion of Ukraine impact our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and Russia’s invasion of Ukraine and the actions to contain/address COVID-19, Russia’s invasion of Ukraine, or treat its impact, among others.

Our Management Team

For more information on the experience and background of our management team, see the section entitled “Management.”

Business Strategy

Our business strategy is to identify and consummate an initial business combination with a company with operations or prospects in India. While we intend to focus our efforts on completing a business combination with a high-quality business in the healthcare, software, consumer services, IT services, business-to-business or fintech sectors, we may pursue a combination in any sector or geography. Our selection process will leverage our management teams’ and sponsor’s broad and deep network of relationships, industry expertise and proven deal-sourcing capabilities, providing us with a strong pipeline of potential targets. Our management and sponsor have experience in:

•	investing and building businesses in diverse sectors with unique market, policy and macroeconomic insights;

•	managing and operating companies, setting and changing strategies, and identifying, mentoring and recruiting top-notch talent;

•	developing and growing companies, both organically and inorganically, and expanding the product ranges and geographic footprints of portfolio businesses;

•	executing merger and acquisition strategies to accelerate growth and create integrated value chains;

•	sourcing, structuring, acquiring and selling businesses in various markets;

•	partnering with other industry-leading companies to increase sales and improve the competitive position of companies;

•	fostering relationships with users, sellers, capital providers and target management teams; and

•

accessing the capital markets, including capital sources in Asia and America, across various business cycles, including financing businesses and assisting companies with the transition to public ownership.

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, though we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

•

High-growth Companies with High Quality Operations or Prospects in India. Based upon our management team’s experience, we believe we will have increased access to investment opportunities and a competitive advantage in our ability to negotiate a business combination with potential targets in India. While we may invest in any sector or geography, we intend to focus our efforts on companies in the healthcare, software, consumer services, IT services, business-to-business or fintech sectors. Our management team’s extensive experience and network of contacts provide them with an opportunity to source a target, evaluate a target, consummate a business combination with the target and help the target’s business grow.

•

Strong Target Management Teams. We intend to acquire one or more businesses that have strong management teams with a proven track record of driving growth, building long-term competitive advantage and making sound strategic decisions.

•

Fundamentally Sound Companies That Have The Potential To Further Improve Their Performance Under Our Ownership. We believe our management team’s experience in our target sectors as well as their network of industry contacts will create opportunities to enhance the revenue and operational efficiencies of the target business, and potentially generate higher returns for our investors.

•	Market Leader. We intend to seek a target that has a leading presence across an industry or segment or has leading technology or product capabilities.

•

Appropriate Valuations. We intend to be a disciplined and valuation-centric investor that will invest on terms that we believe are attractive relative to market comparables that provide significant upside potential. We intend to target companies with an enterprise value in excess of $1 billion.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into a business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Form 10-K, would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the SEC.

Business Combination Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as reviewing financial and other information that will be made available to us. We will also utilize our operational and capital allocation experience.

While it is not a target area or focus of ours, we are not prohibited from pursuing an initial business combination with a company or business that is affiliated with our sponsor, officers, directors or the Investcorp Group. In the event we seek to complete our initial business combination with such a company or business, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders fairness opinions for the type of company we are seeking to acquire or an independent accounting firm, that such an initial business combination is fair to us from a financial point of view. See “Risk Factors—We may engage in an initial business combination with one or more target businesses that have relationships with entities that our sponsor, officers, directors or existing holders are affiliated with or otherwise have a commercial interest in, which may raise potential conflicts of interest.”

Moreover, we may, at our option, pursue an affiliated joint acquisition opportunity with Investcorp Group. The Investcorp Group may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing equity or debt to any such affiliates, which may give rise to certain conflicts of interest.

Certain members of our management team and our independent directors are expected to directly or indirectly own our securities or may have other interests in an acquisition, and any such ownership or interests will create a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. In addition, Mr. Shethia, Mr. Kalghatgi and Mr. Singh have other conflicts of interest due to their employment with other companies as disclosed in this Form 10-K. Further, each of our officers and directors, as well as our management, may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Investcorp Group, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, Investcorp Group, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. For example, Investcorp Group sponsored Investcorp Europe Acquisition Corp I, a special purpose acquisition company that completed its initial public offering on December 17, 2021 and is listed on the Nasdaq Global Market. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Each of our directors and officers presently has and in the future is expected to have additional fiduciary or contractual obligations to other entities pursuant to which you should expect that such officer or director will present a business combination opportunity to such other entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity.

Our sponsor, officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. In particular, our officers and directors have, and will have in the future, time and attention requirements to the Investcorp Group, which may detract from time spent on our affairs. To the extent any conflict of interest arises between us and the Investcorp Group (including, without limitation, arising as a result of certain of our officers and directors offering acquisition opportunities to the Investcorp Group), the Investcorp Group members will resolve such conflicts of interest in their sole discretion, in accordance with their then-existing fiduciary, contractual and other duties, and you should expect that such conflicts of interest will not be resolved in our favor.

Our acquisition criteria, due diligence processes and value creation methods are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Form 10-K, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Competitive Strengths

We believe that the diverse experience, industry knowledge, extensive network of relationships in the focus geographies and within the private equity community, and the demonstrated ability to create shareholder value of our management team and members of our Sponsor and their respective affiliates and related entities will provide us a significant competitive advantage for a successful Business Combination. We intend to leverage the following sources of competitive strength in seeking to achieve our business strategy:

•

Management Team’s Industry Knowledge and Contacts. We believe that our management’s track record of identifying, investing and building industry leading companies differentiates our offering and positions us well to appropriately evaluate potential business combination and select one that will be well-received by the public markets.

•

Deal Flow and Business Development Resources Available. Our management team has deep relationships across the globe. We believe we have consistent access to unique opportunities before they become more widely available to others.

•

Management Team’s Experience and Reputation in Sourcing Opportunities. Our combined expertise and reputation will allow us to source and negotiate transactions with an attractive investment thesis for our investors to evaluate.

•

Management Team’s Demonstrated Ability to Create Value for Their Shareholders. We have a long history of generating substantial risk-adjusted returns for our shareholders across public and private markets and through many business cycles over the last several decades.

•

Strong Track Record of Operational Excellence. Our management team has a long-standing history of leading and growing large companies and building successful teams across a broad range of industries. We believe prospective target management teams will benefit from the guidance and insights that our management team can provide through mentorship and governance as well as operational involvement.

•

Experienced Advisory Committee. Our investment advisory committee comprises of senior executives from Investcorp Group with experience in a wide range of sub-sectors. We expect that our advisory committee will provide us with access to its expertise and extensive industry networks from which we intend to source and evaluate targets, as well as devise plans to optimize any business that we acquire.

We intend to capitalize on the multiple decades of combined investment experience of our management, board of directors and advisory committee, to identify and acquire a business that we believe provides opportunities for attractive risk-adjusted returns.

Sourcing of Potential Business Combination Targets

We believe that the operational and transactional experience of our management team and members of our sponsor and their respective affiliates and related entities and the relationships they have developed as a result of such experience, will provide us with a substantial number of potential business combination targets. These individuals and entities have developed a broad network of contacts and corporate relationships around the world. This network has grown through sourcing, acquiring and financing businesses and maintaining relationships with sellers, financing sources and target management teams. Our management team and members of our sponsor and their respective affiliates and related entities have significant experience in executing transactions under varying economic and financial market conditions. We believe that these networks of relationships and this experience will provide us with important sources of investment opportunities. In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions. We currently anticipate that Investcorp may, from time to time, assist us in the identification of assets or companies that may be appropriate acquisition targets, and while we may also draw upon Investcorp’s platforms, infrastructure, personnel, network and relationships to provide access to deal prospects, along with any necessary resources to aid in the identification, diligence, and fundraising of a target for the initial business combination, Investcorp is not obligated to identify any such target assets or companies or to perform due diligence on any acquisition targets. Any such activities are solely the responsibility of our management team.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors (or their respective affiliates or related entities) or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors (or their respective affiliates or related entities). In the event we seek to complete our initial business combination with or through such an affiliated target or joint venture, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm that our initial business combination is fair to us financially. We are not required to obtain such an opinion in any other context.

As more fully discussed in the registration statement “Management — Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and may not be viewed favorably by certain target businesses. This may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at Century Yard, Cricket Square, Elgin Avenue, PO Box 1111, George Town KY1-1102, Grand Cayman, Cayman Islands. The cost for our use of this space is included in the $10,000 per month fee we will pay to our sponsor for office space, utilities and secretarial and administrative services. We consider our current office space adequate for our current operations.

Employees

We currently have two officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

We registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public auditors.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with PCAOB standards. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame. While this may limit the pool of potential Business Combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ended December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

On May 9, 2022, we filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we will be subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700,000,000 as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non- convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700,000,000 as of the end of that year’s second fiscal quarter.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Risk Factors Summary

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

•

Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

•

If we seek shareholder approval of our initial business combination, our initial shareholders have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

•

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination.

•

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

•

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

•

We may, but are not obligated to, extend the period of time to consummate a business combination by an additional three months on two separate occasions without providing our shareholders with voting or redemption rights relating thereto.

•

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

•

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.30 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

•

If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

•

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

•

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.30 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

•

If the net proceeds from our Initial Public Offering and the sale of the private placement warrants in connection with our Initial Public Offering not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we may depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination. Our sponsor is not obligated to fund such loans.

•

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

•	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	We are a newly incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Past performance by our management team or their affiliates may not be indicative of future performance of an investment in the company.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We will either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which public shareholders may elect to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed business combination, or (2) provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination by means of a tender offer (and thereby avoid the need for a shareholder vote), in each in cash, for an amount payable in cash equal to the aggregate amount then on deposit in the trust account as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein. Accordingly, it is possible that we will consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination we consummate. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a general meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our issued and outstanding shares, we would seek shareholder approval of such business combination instead of conducting a tender offer. Therefore, if we were structuring a business combination that required us to issue more than 20% of our issued and outstanding shares, we would seek shareholder approval of such business combination instead of conducting a tender offer 20% of our issued and outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

If we seek shareholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Unlike many other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our initial shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them in favor of our initial business combination. As a result, in addition to our initial shareholders’ founder shares, we would need 9,703,126 or 37.5% (assuming all issued and outstanding shares are voted), or 1,617,189, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 25,875,000 public shares sold in our Initial Public Offering to be voted in favor of a transaction, subject to any higher threshold as is required by Cayman Islands or other applicable law, in order to have such initial business combination approved. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any. We expect that our initial shareholders and their permitted transferees will own at least 20% of our issued and outstanding ordinary shares (assuming our initial shareholders do not purchase any units in this offering) at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Additionally, since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination.

Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination or less than such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption of our public shares and the related business combination, and we instead may search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a large number of public shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing.

If we seek shareholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Unlike many other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our initial shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them in favor of our initial business combination. As a result, in addition to our initial shareholders’ founder shares, we would need 9,703,126 or 37.5% (assuming all issued and outstanding shares are voted), or 1,617,189, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 25,875,000 public shares sold in our Initial Public Offering to be voted in favor of a transaction, subject to any higher threshold as is required by Cayman Islands or other applicable law, in order to have such initial business combination approved. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any. We expect that our initial shareholders and their permitted transferees will own at least 20% of our issued and outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

A shareholder’s only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination.

At the time of an investment in us, shareholders will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Additionally, since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination.

Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination or less than such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption of our public shares and the related business combination, and we instead may search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a large number of public shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing.

Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by negative impacts on the global economy, capital markets or other geopolitical conditions resulting from the invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a business combination and any target business with which we ultimately consummate a business combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this “Risk Factors” section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The COVID-19 outbreak has resulted, and a significant outbreak of other infectious diseases could result, in a widespread health crisis that adversely affects the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including but not limited to as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

We may, but are not obligated to, extend the period of time to consummate a business combination by an additional three months on two separate occasions without providing our shareholders with voting or redemption rights relating thereto.

If we anticipate that we may not be able to consummate our initial business combination within 15 months, we may, but are not obligated to, extend the period of time to consummate a business combination by an additional three months on two separate occasions (for a total of up to 21 months to complete a business combination). In order to extend the time available for us to consummate our initial business combination, our sponsor (or its affiliates or designees), upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each three-month extension (of which there may be no more than two such extensions) $2,587,500 ($0.10 per share),on or prior to the date of the applicable deadline. Any such payments would be funded from the proceeds of a non-interest bearing loan between our sponsor and us. Such loan may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender.

Our public shareholders will not be afforded an opportunity to vote on our extensions of time to consummate an initial business combination or redeem their shares in connection with such extensions. As a result, we may conduct such an extension even though a majority of our public shareholders do not support such an extension and will not be able to redeem their shares in connection therewith. This feature is different than the traditional special purpose acquisition company structure, in which any extension of the company’s period to complete a business combination requires a vote of the company’s shareholders and shareholders have the right to redeem their public shares in connection with such vote.

Our sponsor and their affiliates or designees are not obligated to enter into any such loan agreement with us that would allow us to fund the trust account to extend the time for us to complete our initial business combination. Our sponsor may decide not to extend the term we have to consummate our initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, and the warrants will be worthless.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 15 months from the closing of our Initial Public Offering (or up to 21 months, if we extend the time to complete a business combination). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the prescribed period. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.30 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsor, officers and directors have agreed that we must complete our initial business combination within 15 months from the closing of our Initial Public Offering (or up to 21 months, if we extend the time to complete a business combination). We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including the impact of events such as the war between Russia and the Ukraine. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 outbreak may negatively impact businesses we may seek to acquire.

In addition, the underwriter does not presently intend to provide additional services to us in connection with our initial business combination, the financing thereof or other related transactions. If we are not able to engage financial or other advisors and agents as required to assist us with, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing, in connection with the business combination, this may materially adversely impact our ability to timely and successfully consummate an initial business combination.

If we are unable to complete our initial business combination within such time period we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.30 per share, or less than $10.30 per share, on the redemption of their shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.30 share” and other risk factors herein.

If we decide to extend the period of time to consummate a business combination by an additional pursuant to our two potential three-month extensions, and the sponsor’s payment for such extension or extensions is made in the form of a loan or loans, we will not repay such loan or loans if we do not complete a business combination, which would give rise to a conflict of interest between our sponsor and our public shareholders.

If we anticipate that we may not be able to consummate our initial business combination within 15 months, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination by an additional three months on two separate occasions (for a total of up to 21 months to complete a business combination). In order to extend the time available for us to consummate our initial business combination, our sponsor (or its affiliates or designees), upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each three-month extension (of which there may be no more than two such extensions) $2,587,500 ($0.10 per share), or an aggregate of $5,175,000 ($0.20 per share) for a full six-month extension. Any such payments are expected to be made in the form of a non-interest bearing loan or loans. If we complete our initial business combination, we would expect to repay such loans from funds that are released to us from the trust account or, at the option of our sponsor, convert all or a portion of the total loaned amount into warrants at a price of $1.00 per warrant, which warrants will be identical to the private placement warrants. If we do not complete a business combination, we will not repay such loans. Because we will not repay such loans if we do not complete a business combination, if any such loans are outstanding, our sponsor may be more inclined to complete a business combination than it would be if no such loans were outstanding, which would represent a conflict of interest between our sponsor and our public shareholders. For example, our sponsor may prefer to consummate an initial business combination with a risky, weak-performing or less-established target, rather than consummate no business combination at all, while our public shareholders would prefer that we consummate either a strong business combination or no business combination at all. You should consider our sponsor’s financial incentives to consummate a business combination when evaluating whether to redeem your shares prior to or in connection with such business combination.

Because our trust account will initially contain $10.30 per Class A ordinary share (or $10.40 or $10.50 per Class A ordinary share if we extend the period of time to complete a business combination to 18 months or 21 months, respectively), public shareholders may be more incentivized to redeem their public shares than the public shareholders of other blank check companies.

Our trust account will initially contain $10.30 per Class A ordinary share (or $10.40 or $10.50 per Class A ordinary share if we extend the period of time to complete a business combination to 18 months or 21 months, respectively). This is different than some other similarly structured blank check companies for which the trust account will only contain $10.00 per Class ordinary share. As a result of the additional funds receivable by public shareholders upon redemption of public shares, our public shareholders may be more incentivized to redeem their public shares when they have an opportunity to do so, including in connection with the completion of our initial business combination and in connection with certain other shareholder votes, if any, as described elsewhere in this Form 10-K.

If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial shareholders, directors, officers, advisors or any of their affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or duty to do so. See “Proposed Business — Permitted Purchases and Other Transactions With Respect to Our Securities” for a description of how such persons will determine from which shareholders to seek to acquire securities. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or any of their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. The purpose of such purchases could be to vote such shares in favor of our initial business combination and thereby increase the likelihood of obtaining shareholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Proposed Business — Permitted Purchases and Other Transactions With Respect to Our Securities” for a description of how our sponsor, directors, officers, advisors or their affiliates will select which shareholders to purchase securities from in any private transaction.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See “Proposed Business — Effecting Our Initial Business Combination — Tendering Share Certificates in Connection With a Tender Offer or Redemption Rights.”

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our Initial Public Offering and the sale of the private placement warrants undertaken in connection therewith are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we will have net tangible assets in excess of $5,000,000 upon the successful completion of our Initial Public Offering and the sale of the private placement warrants undertaken in connection therewith and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.30 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our Initial Public Offering and the sale of the private placement warrants undertaken in connection therewith, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.30 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.30 per share” and other risk factors herein.

If the funds not being held in the trust account are insufficient to allow us to operate for at least the 15 months following the closing of our Initial Public Offering, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the 15 months following the closing of our Initial Public Offering , assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through our Initial Public Offering and potential loans from certain of our affiliates are discussed in the section of this Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the section of this Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that, the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the 15 months following the closing of our Initial Public Offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.30 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “ — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.30 per share” and other risk factors herein.

If the amount not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we may depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination. Our sponsor is not obligated to fund such loans.

Of the net proceeds of our Initial Public Offering and the sale of the private placement warrants in connection with our Initial Public Offering, only approximately $2,150,000 will be available to us initially outside the trust account to fund our working capital requirements. In the event that our offering expenses exceed our estimate of $1,000,000, we may fund such excess with funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to loan funds to, or invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public shareholders may receive only $10.30 per share, or less in certain circumstances, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.30 per share” and other risk factors herein.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per- share redemption amount received by shareholders may be less than $10.30 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.30 per share initially held in the trust account, due to claims of such creditors.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.30 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriter of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Our sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.30 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (1) $10.30 per public share or (2) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.30 per share.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable performance. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public shareholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per- share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a winding up petition or winding up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable insolvency law, and may be included in our liquidation estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any liquidation claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation would be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•

restrictions on the issuance of securities; each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not currently subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-business combination business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. our Initial Public Offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our Initial Public Offering (or up to 21 months, if we extend the time to complete a business combination ) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, and (iii) the redemption of our public shares if we have not consummated an initial business within 15 months from the closing of our Initial Public Offering (or up to 21 months, if we extend the time to complete a business combination), subject to applicable law and as further described herein. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.30 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to engage financial and capital market advisors, negotiate and complete our initial business combination and may increase the costs and time related thereto.

If we are unable to consummate our initial business combination within 15 months of the closing of our Initial Public Offering (or up to 21 months, if we extend the time to complete a business combination) , our public shareholders may be forced to wait beyond such time period before redemption from our trust account.

If we are unable to consummate our initial business combination within 15 months from the closing of our Initial Public Offering (or up to 21 months, if we extend the time to complete a business combination), we will distribute the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond such time period before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it were to be proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine and imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after completion of our initial business combination. Our public shareholders will not have the right to appoint directors prior to consummation of our initial business combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management. As holders of our Class A ordinary shares, our public shareholders also will not have the right to vote on the appointment of directors prior to completion of our initial business combination. In addition, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue acquisition opportunities in any one of numerous industries, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our business combination with another blank check company or similar company with nominal operations. Because we have not yet identified or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or an early-stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value, unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

The prior investment track records of our management team, our sponsor and their affiliates may not be available on publicly available sources or may be subject to confidentiality agreements.

As the prior investment track records of our management team, our sponsor and their affiliates, including the investments and transactions in which they have participated in and businesses with which they have been associated with, are primarily private transactions, information regarding their involvement with such transactions may not be publicly available or is subject to confidentiality terms. This may limit the availability of information to our investors and potential target businesses pertaining to our team’s past track record which in turn may adversely affect our marketing efforts and ability to generate attractive business combination opportunities for our company.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider a business combination outside of our management’s area of expertise if a business combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, we may not adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our Initial Public Offering than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.30 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm, or from a valuation or appraisal firm, that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may engage an underwriter or one of its affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. These financial incentives may cause an underwriter to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage an underwriter or one of its affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay an underwriter or its affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation; provided that no agreement will be entered into with an underwriter or its affiliates and no fees or other compensation for such services will be paid to an underwriter or its affiliates prior to the date that is 60 days from the date of this Form 10-K, unless FINRA determines that such payment would not be deemed underwriter’s compensation in connection with our Initial Public Offering. The fact that an underwriter or its affiliates’ financial interests are tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

We may engage our sponsor or an affiliate of our sponsor as an advisor or otherwise with respect to our business combinations and certain other transactions. Any salary or fee in connection with such engagement may be conditioned upon the completion of such transactions. This financial interest in the completion of such transactions may influence the advice such entity provides.

We may engage our sponsor or an affiliate of our sponsor as an advisor or otherwise in connection with our initial business combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions. Pursuant to any such engagement, such person or entity may earn its salary or fee upon closing of the initial business combination. The payment of such salary or fee would likely be conditioned upon the completion of the initial business combination. Therefore, such persons or entities may have additional financial interests in the completion of the initial business combination. These financial interests may influence the advice such entity provides us, which advice would contribute to our decision on whether to pursue a business combination with any particular target.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would substantially dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 479,000,000 Class A ordinary shares, par value $0.0001 per share, and 20,000,000 Class B ordinary shares, par value $0.0001 per share. As of December 31, 2022, there are 28,875,000 and 6,468,750 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount does not take into account shares reserved for issuance upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association. As of December 31, 2022, there are no preference shares issued and outstanding.

We may issue a substantial number of additional ordinary shares, and may issue preference shares, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provides, among other things, that prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional ordinary shares or preference shares:

•	may significantly dilute the equity interest of investors in our Initial Public Offering;

•	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

•

could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our ordinary shares.

Unlike certain other blank check companies, our initial shareholders will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares on the first business day following the completion of our initial business combination on a one-for-one basis, subject to adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities convertible or exercisable for Class A ordinary shares, are issued or deemed issued in excess of the amounts issued in our Initial Public Offering and related to the closing of our initial business combination, the ratio at which founder shares will convert into Class A ordinary shares will be adjusted (subject to waiver by holders of a majority of the Class B ordinary shares then in issue) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of our ordinary shares issued and outstanding upon the completion of our Initial Public Offering plus the number of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with our initial business combination (net of redemptions), excluding any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in our initial business combination and any private placement warrants issued to our sponsor, an affiliate of our sponsor or any of our officers or directors. This is different than certain other blank check companies in which the initial shareholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.30 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.30 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers or directors which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers and directors. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under “Management — Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business — Effecting Our Initial Business Combination — Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers or directors which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers and directors. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under “Management — Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business — Effecting Our Initial Business Combination — Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our initial shareholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In March 2021, our sponsor subscribed for an aggregate of 7,187,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.0035 per share. In March 2022, our sponsor surrendered, for no consideration, 718,750 founder shares, resulting in our sponsor holding 6,468,750 founder shares for an aggregate purchase price of $25,000 or approximately $0.039 per share. Our initial shareholders collectively own 20% of our issued and outstanding shares as of December 31, 2022 The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 16,087,500 private placement warrants, each exercisable to purchase one Class A ordinary share, for a purchase price of $16,087,500 in the aggregate , or $1.00 per warrant, that will also be worthless if we do not complete a business combination. Each private placement warrant may be exercised for one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein.

The founder shares are identical to the ordinary shares included in the units sold in our Initial Public Offering except that: (1) prior to our initial business combination, only holders of the founder shares have the right to vote on the appointment of directors and holders of a majority of our founder shares may remove a member of the board of directors for any reason; (2) the founder shares are subject to certain transfer restrictions; (3) our initial shareholders have entered into a letter agreement with us, pursuant to which they have agreed to waive: (x) their redemption rights with respect to their founder shares and any public shares held by them in connection with the completion of our initial business combination (and not seek to sell its shares to us in any tender offer we undertake in connection with our initial business combination); (y) their redemption rights with respect to their founder shares and any public shares held by them in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our Initial Public Offering (or up to 21 months, if we extend the time to complete a business combination ) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (z) their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination within 15 months from the closing of our Initial Public Offering (or up to 21 months, if we extend the time to complete a business combination) (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame); (4) the founder shares will automatically convert into our Class A ordinary shares on the first business day following the completion of our initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights and (5) the founder shares are entitled to registration rights. Our directors and officers have also entered into the letter agreement with respect to public shares acquired by them, if any.

The personal and financial interests of our sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the deadline following the closing of our Initial Public Offering nears, which is the deadline for the completion of our initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of December 31, 2022 to issue any notes or other debt, or to otherwise incur debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may be able to complete only one business combination with the proceeds of our Initial Public Offering and the sale of the private placement warrants undertaking in connection therewith, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our Initial Public Offering and the private placement that was undertaken therewith will provide us with $259,606,250 that we may use to complete our initial business combination.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We expect to need to comply with the rules of Nasdaq that require our initial business combination to occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the assets held in the trust account at the time of our signing a definitive agreement in connection with our initial business combination.

The rules of Nasdaq require that our initial business combination occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the taxes payable on the income earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. This restriction may limit the type and number of companies that we may complete a business combination with. If we are unable to locate a target business or businesses that satisfy this 80% of fair market value test, our public shareholders may receive only approximately $10.30 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless. If we are not then listed on Nasdaq for whatever reason, we would not be required to satisfy the foregoing 80% of fair market value test and could complete a business combination with a target business having a fair market value substantially below 80% of the balance in the trust account.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination (such that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that some of our shareholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination. Amending our amended and restated certificate of incorporation will require at least a special resolution of our shareholders as a matter of Cayman Islands law. A resolution is deemed to be a special resolution as a matter of Cayman Islands law where it has been approved by either (1) at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s shareholders at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given or (2) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders. Our amended and restated memorandum and articles of association provides that special resolutions must be approved either by at least two-thirds of our shareholders who attend and vote at a general meeting (i.e., the lowest threshold permissible under Cayman Islands law) (other than amendments relating to the appointment or removal of directors prior to our initial business combination, which require the approval of at least 90% of our Class B ordinary shares), or by a unanimous written resolution of all of our shareholders. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated memorandum and articles of association that relate to our pre- business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated memorandum and articles of association provides that any of its provisions, including those related to pre-business combination activity (including the requirement to deposit proceeds of our Initial Public Offering and the private placement of warrants undertaken in connection therewith into the trust account and not release such amounts except in specified circumstances), may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares (other than amendments relating to the appointment or removal of directors prior to our initial business combination, which require the approval of at least 90% of our Class B ordinary shares). Our initial shareholders, who collectively beneficially own 20% of our ordinary shares as of December 31, 2022, may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. However, our amended and restated memorandum and articles of association prohibits any amendment of its provisions (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our Initial Public Offering (or up to 21 months, if we extend the time to complete a business combination) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide public shareholders with the opportunity to redeem their public shares. Furthermore, our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose such an amendment unless we provide our public shareholders with the opportunity to redeem their public shares. In certain circumstances, our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our Initial Public Offering (or up to 21 months, if we extend the time to complete a business combination as) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity; unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers and directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our Initial Public Offering and the sale of the private placement warrants that was undertaken in connection therewith will be sufficient to allow us to complete our initial business combination, because we have not yet selected any target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our Initial Public Offering and the sale of the private placement warrants undertaken in connection therewith prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.30 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

Our initial shareholders will control the election of our board of directors until completion of our initial business combination and will hold a substantial interest in us. As a result, they will elect all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our initial shareholders will own 20% of our issued and outstanding ordinary shares. In addition, prior to our initial business combination, only the founder shares, all of which are held by our initial shareholders, will have the right to vote on the appointment of directors, and holders of a majority of our founder shares may remove a member of the board of directors for any reason.

Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Form 10-K . Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, as a result of their substantial ownership in our company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial shareholders will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial business combination.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ended December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes- Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

In the course of preparing and auditing our financial statements included in this registration statement, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified relates to an ineffective review control to prevent or detect a material misstatement, which resulted in a material adjustment to accrued expenses. We are in the process of implementing measures to address the material weakness, including initiating a full review and evaluation of key processes documentation. However, these measures may not fully remediate the material weakness in a timely manner.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

Risks Relating to the Post-Business Combination Company

Subsequent to our completion of our initial business combination, we may be required to subsequently take write- downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will complete such business combination only if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the issued and outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target.

However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger portion of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We may have limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, shareholders or warrant holders who choose to remain shareholders or warrant holders following our initial business combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Risks Relating to India

Business combinations with companies with operations in India entail special considerations and risks. If we complete a business combination with a target business with operations in India, we will be subject to, and possibly adversely affected by, the risks set forth below. However, our efforts in identifying prospective target businesses will not be limited to a particular industry or geographic location. Accordingly, if we acquire a target business in another geographic location, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry or location of the target business which we acquire, none of which can be presently ascertained.

A significant change in the Indian government’s economic liberalization and deregulation policies may make it more difficult to consummate a business combination or cause potential target businesses or their goods and services to become less attractive.

Since mid-1991, the Indian government has committed itself to implementing an economic structural reform program with the objective of liberalizing India’s exchange and trade policies, reducing the fiscal deficit, controlling inflation, promoting a sound monetary policy, reforming the financial sector, and placing greater reliance on market mechanisms to direct economic activity. A significant component of the program is the promotion of foreign investment in key areas of the economy and the further development of, and the relaxation of restrictions in, the private sector. While the government’s policies have resulted in improved economic performance, there can be no assurance that the economic recovery will be sustained. Moreover, there can be no assurance that these economic reforms will persist, and that any newly elected government will continue the program of economic liberalization of previous governments. Any change may adversely affect Indian laws and policies with respect to foreign investment and currency exchange, making it more difficult for us to consummate a business combination. Such changes in economic policies could negatively affect the general business and economic conditions in India, which could in turn cause potential target businesses or their goods and services to become less attractive. Any of the above factors may create additional political uncertainty, which could harm the Indian economy and, consequently, our business and the price of our ordinary shares.

Corporate governance standards in India may not be as strict or developed as in the United States and such weakness may hide issues and operational practices that are detrimental to a target business.

General corporate governance standards in India are weaker than those in the United States. This could result in unfavorable related party transactions, over-leveraging, improper accounting, family company interconnectivity and poor management. Local laws often do not go far enough to prevent improper business practices. Therefore, shareholders may not be treated impartially and equally as a result of poor management practices, asset shifting, conglomerate structures that result in preferential treatment to some parts of the overall company, and cronyism. The lack of transparency and ambiguity in the regulatory process also may result in inadequate credit evaluation and weakness that may precipitate or encourage financial crisis. In our evaluation of a business combination, we will have to evaluate the corporate governance of a target and the business environment, and in accordance with United States laws for reporting companies take steps to implement practices that will cause compliance with all applicable rules and accounting practices. Notwithstanding these intended efforts, there may be endemic practices and local laws that could add risk to an investment we ultimately make and that result in an adverse effect on our operations and financial results.

The economy in India may experience substantial inflationary pressures which may prompt the government to take action to control the growth of the economy and inflation that could lead to a significant decrease in our profitability following our initial business combination.

While the economy in India has experienced rapid growth over the last two decades, it has also experienced inflationary pressures. As the government takes steps to address inflationary pressures, there may be significant changes in the availability of bank credits, interest rates, limitations on loans, restrictions on currency conversions and foreign investment. There also may be imposition of price controls. If prices for the products of our ultimate target business rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on our profitability. If these or other similar restrictions are imposed by the government to influence the economy, it may lead to a slowing of economic growth. Because we are not limited to any specific industry, the ultimate industry that we operate in may be affected more severely by such a slowing of economic growth.

Risks Relating to Acquiring and Operating a Business in Foreign Countries

Our management team will likely pursue a company with operations or opportunities outside of the United States for our initial business combination, and accordingly we may face additional burdens in connection with investigating, agreeing to and completing such combination, and after such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

Our management team will likely pursue a company with operations or opportunities outside of the United States for our initial business combination, which would subject us to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates. Many of the resources relevant to our investment thesis are located in markets outside the United States, which entail considerable risks.

If we effect our initial business combination with such a company or business or otherwise operate outside the United States, particularly in emerging markets, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•

tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

•	deterioration of political relations with the United States;

•	obligatory military service by personnel; and

•	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such combination or, if we complete such combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We will have operations, agreements with third parties and make sales in India, which may experience corruption. Our proposed activities in India create the risk of unauthorized payments or offers of payments by one of the employees, consultants, or sales agents of our Company, because these parties are not always subject to our control. It will be our policy to implement safeguards to discourage these practices by our employees. Also, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, or sales agents of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Risks Relating to Our Management Team

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, certain of our officers and directors have time and attention requirements for investment funds of which affiliates of our sponsor are the investment managers. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post- combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of our initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.

However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination. In addition, pursuant to an agreement entered into without our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, see “Management — Directors and Executive Officers.”

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of our Initial Public Offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.

Investcorp Group, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, Investcorp Group, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. For example, Investcorp Group sponsored Investcorp Europe Acquisition Corp I, a special purpose acquisition company that completed its initial public offering on December 17, 2021 and is listed on the Nasdaq Global Market. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provides that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, see “Management — Directors and Executive Officers,” “Management — Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, affiliates of our sponsor have invested in industries as diverse as energy, financial services, agriculture and health. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

Certain agreements related to our Initial Public Offering may be amended without shareholder approval.

Each of the agreements related to our Initial Public Offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without shareholder approval. These agreements contain various provisions that our public shareholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the founder shares, private placement warrants, any warrants that may be issued upon conversion of working capital loans and extension loans and any other securities held by our initial shareholders, officers and directors.

Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any material amendment entered into in connection with the completion of our initial business combination will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our initial shareholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

Risks Relating to Our Securities

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our Initial Public Offering (or up to 21 months, if we extend the time to complete a business combination) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (3) the redemption of our public shares if we are unable to complete our initial business combination within 15 months from the closing of our Initial Public Offering (or up to 21 months, if we extend the time to complete a business combination), subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 15 months from the closing of our Initial Public Offering (or up to 21 months, if we extend the time to complete a business combination), with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our ordinary shares and warrants are currently listed on Nasdaq . Although we currently meet the minimum initial listing requirements set forth in the rules of Nasdaq, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain market value of listed securities ($50 million), a minimum number of publicly held shares (1.1 million), a minimum market value of publicly held securities ($15 million), a minimum number of holders of our securities (generally 400 public holders) and have at least four registered and active market makers. Additionally, in connection with our initial business combination, we expect to be required to demonstrate compliance with the initial listing requirements of Nasdaq or another national securities exchange, which are generally more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the- counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a U.S. federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect our units and eventually our Class A ordinary shares and warrants will be listed on Nasdaq, our units, Class A ordinary shares and warrants will qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.

We offered our units at an offering price of $10.00 per unit in our Initial Public Offering and the amount in our trust account is initially anticipated to be $10.30 per public share, implying an initial value of $10.30 per public share. However, prior to our Initial Public Offering, our sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.0035 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination assuming that our equity value at that time is $ 266,512,500, which is the amount we would have for our initial business combination in the trust account no interest is earned on the funds held in the trust account, and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and private warrants. At such valuation, each of our ordinary shares would have an implied value of $8.24 per share upon consummation of our initial business combination, which is a 20% decrease as compared to the initial implied value per public share of $10.30.

Public shares	25,875,000
Founder shares	6,468,750

Total shares	32,343,750
Total funds in trust available for initial business combination	$266,512,500
Initial implied value per public share	$10.30
Implied value per share upon consummation of initial business combination	$8.24

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.

As of December 31, 2022, our sponsor has invested in us an aggregate of $16,112,500, comprised of the $25,000 purchase price for the founder shares and the $16,087,500 purchase price for the private placement warrants. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 6,468,750 founder shares would have an aggregate implied value of $64,687,500. Even if the trading price of our ordinary shares were as low as $2.00 per share, and the private placement warrants are worthless, the value of the founder shares would be higher than the sponsor’s initial investment in us. As a result, our sponsor is likely to be able to make a substantial profit on its investment in us at a time when our public shares have lost significant value. Accordingly, our management team, which owns interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares, which have been issued to our sponsor, are entitled to vote on the appointment of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We may reincorporate or merge with an entity located in another jurisdiction in connection with our initial business combination and such transaction may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction or merge with another entity in another jurisdiction. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then outstanding public warrants.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants.

Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

Our warrant agreement has designated the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described below under “Description of Securities — Warrants — Public Shareholders’ Warrants — Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below under “Description of Securities — Warrants — Public Shareholders’ Warrants — Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant; provided that the last reported sales price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to: (1) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by our sponsor or its permitted transferees.

In addition, we may redeem your warrants at any time after they become exercisable and prior to their expiration at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. Please see “Description of Securities — Redeemable Warrants — Public Shareholders’ Warrants — Redemption of warrants for Class A ordinary shares when the price per Class A ordinary share equals or exceeds $10.00.” The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants. None of the private placement warrants will be redeemable by us (except as set forth under “Description of Securities — Warrants — Public Shareholders’ Warrants — Redemption of warrants for Class A ordinary shares when the price per Class A ordinary share equals or exceeds $10.00”) so long as they are held by our sponsor or its permitted transferees.

The exercise price for the public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the public warrants is higher than is typical in many similar blank check companies in the past. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $11.50 per share, subject to adjustment as provided herein. As a result, the warrants are more likely to expire worthless.

Our warrants are expected to be accounted for as a warrant liability and will be recorded at fair value upon issuance with any changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our securities or may make it more difficult for us to consummate an initial business combination.

As of December 31, 2022, we have 29,025,000 warrants outstanding (comprised of the 12,937,500 warrants included in the units and the 16,087,500 private placement warrants). We currently expect to account for these warrants as a warrant liability, which means that we will record them at fair value upon issuance with any changes in fair value each period reported in earnings. The valuation model we will use to determine the fair value of the liability represented by the warrants will utilize inputs such as assumed share prices, volatility, discount factors and other assumptions and may not be reflective of the price at which such warrants can be settled. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities. In addition, potential targets may seek a business combination partner that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

Our warrants and founder shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

Our initial shareholders currently hold an aggregate of 6,468,750 founder shares acquired in a private placement, and 16,087,500 private placement warrants purchased in a private placement. The founder shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association. In addition, if our sponsor makes any working capital loans, up to $3,000,000 of such loans may be converted into warrants at a price of at a price of $1.00 per warrant. Furthermore, $2,587,500 ($0.10 per share) may be loaned by the sponsor for each three-month extension (of which there may be no more than two such extensions) of the time that we have to consummate an initial business combination, which amount may be converted into warrants at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. To the extent we issue Class A ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business combination. Therefore, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

Because each unit contains one-half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. This is different from other offerings similar to ours whose units include one ordinary share and one whole warrant to purchase one share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for a half of the number of shares compared to units that each contain a whole warrant to purchase one share, which we believe will make us a more attractive business combination partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

The grant of registration rights to our initial shareholders and their permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

The holders of the founder shares, private placement warrants and any warrants that may be issued on conversion of working capital loans and extension loans (and any ordinary shares issuable upon the exercise of the private placement warrants or warrants issued upon conversion of the working capital loans and extension loans and upon conversion of the founder shares) will be entitled to registration rights pursuant to a registration and shareholder rights agreement executed in connection with our Initial Public Offering requiring us to register such securities for resale. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the Class A ordinary shares owned by our initial shareholders or their permitted transferees, our private placement warrants or warrants issued in connection with working capital loans and extension loans are registered for resale.

Our ability to require holders of our warrants to exercise such warrants on a cashless basis after we call the warrants for redemption or if there is no effective registration statement covering the Class A ordinary shares issuable upon exercise of these warrants will cause holders to receive fewer Class A ordinary shares upon their exercise of the warrants than they would have received had they been able to pay the exercise price of their warrants in cash.

If we call the warrants for redemption, we will have the option, in our sole discretion, to require all holders that wish to exercise warrants to do so on a cashless basis. If we choose to require holders to exercise their warrants on a cashless basis or if holders elect to do so when there is no effective registration statement, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his or her warrant for cash. For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the Class A ordinary shares have a fair market value of $18.00 per share, then upon the cashless exercise, the holder will receive 300 Class A ordinary shares. The holder would have received 875 Class A ordinary shares if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold.

The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within 15 business days of the closing of an initial business combination.

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by shareholders may be less than $10.30 per share.

The net proceeds of our Initial Public Offering and certain proceeds from the sale of the private placement warrants undertaken in connection therewith held in the trust account may only be invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations.

While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $266,512,500 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.30 per share.

General Risk Factors

We are a newly incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in the Company.

Information regarding performance by our management team and their affiliates is presented for informational purposes only. Past performance by our management team and their affiliates is not a guarantee either (1) that we will be able to identify a suitable candidate for our initial business combination or (2) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team and their affiliates as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other success with respect to any business combination we may consummate. You should not rely on the historical record of our management team and their affiliates as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2022, we had $635,565 cash and cash equivalents and a working capital of $896,380. Further, we expect to incur significant costs in pursuit of our acquisition plans. Management’s addressed this need for capital through our Initial Public Offering are discussed in the section of this Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder (as defined in the section of this Form 10-K captioned “Income Tax Considerations — U.S. Federal Income Tax Considerations — U.S. holders”) of our ordinary shares or warrants, the U.S. holder may be subject to certain adverse U.S. federal income tax consequences and additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception (see the section of this Form 10-K captioned “Income Tax Considerations — U.S. Federal Income Tax Considerations — U.S. holders — Passive Foreign Investment Company Rules”). Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Additionally, even if we qualify for the start-up exception with respect to a given taxable year, there cannot be any assurance that we would not be a PFIC in other taxable years. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our PFIC status for any taxable year will not be determinable until after the end of such taxable year (and, in the case of the start-up exception, potentially not until after the two taxable years following our current taxable year). If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. holder to make and maintain a “qualified electing fund” election with respect to their ordinary shares, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our warrants in all cases. We urge U.S. holders to consult their own tax advisors regarding the possible application of the PFIC rules to them as holders of our ordinary shares or warrants. For a more detailed explanation of the tax consequences of PFIC classification to U.S. holders, see the section of this Form 10-K captioned “Income Tax Considerations — U.S. Federal Income Tax Considerations — U.S. holders — Passive Foreign Investment Company Rules.”

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post- business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs and the rights of shareholders will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

Shareholders of Cayman Islands exempted companies like the Company have no general rights under Cayman Islands law to inspect corporate records or to obtain copies of the register of members of these companies. Our directors have discretion under our amended and restated memorandum and articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

We have been advised by Ogier, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (1) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (2) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Since only holders of our founder shares will have the right to vote on the appointment of directors, upon the listing of our shares on Nasdaq, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

As of December 31, 2022, only holders of our founder shares will have the right to vote on the appointment of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of “independent directors,” as defined under the rules of Nasdaq;

•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of Nasdaq corporate governance requirements.

After our initial business combination, it is likely that a majority of our directors and officers will live outside the United States and all or substantially all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is likely that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all or substantially all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the Company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political, social and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable. See “— Risks Relating to India” below.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations of various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from our search for a business combination target to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

We currently maintain our executive offices at Century Yard, Cricket Square, Elgin Avenue, PO Box 1111, George Town KY1-1102, Grand Cayman, Cayman Islands. The cost for our use of this space is included in the $10,000 per month fee we will pay to our sponsor for office space, utilities and secretarial and administrative services. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, ordinary shares, and warrants are each traded on the Nasdaq Global Market (“Nasdaq”) under the symbols “IVCAU,” “IVCA,” and “IVCAW,” respectively. Our units commenced public trading on May 10, 2022, and our ordinary shares and warrants commenced separate trading on June 30, 2022.

Holders

As of April 17, 2023, we had 1 holder of record of our ordinary shares, 1 holders of record of our units, and 2 holder of record of our warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time and we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under Cayman Islands law.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Unregistered Sale of Equity Securities

In March 2021, our Sponsor purchased 7,187,500 Class B ordinary shares, par value $0.0001, for an aggregate price of $25,000. In March 2022, our sponsor surrendered, for no consideration, 718,750 founder shares, resulting in our sponsor holding 6,468,750 founder shares for an aggregate purchase price of $25,000 or approximately $0.039 per share.

On May 12, 2022, we consummated the Initial Public Offering of 22,500,000 unit, at $10.00 per Unit, generating gross proceeds of $225,000,000. Additionally, the underwriter exercised their over-allotment option, resulting in an additional 3,375,000 Units issued for an aggregate amount of $33,750,000.

Simultaneously with the closing of the Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreements, the Company completed the private sale of 16,087,500 warrants to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $16,087,500. The Private Placement Warrants are identical to the Warrants included as part of the Units sold in the IPO.

No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Use of Proceeds

In connection with the Initial Public Offering, we incurred offering costs of $6,037,027, consisting of $5,175,000 of underwriting fees, and $862,027 of other offering costs. After deducting the underwriting discounts and commissions and the Initial Public Offering expenses, $266,512,500 of the net proceeds from our Initial Public Offering and from the Private Placement of the Private Placement Warrants was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Form 10-K.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “our,” “us” or “we” refer to Investcorp India Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated on February 19, 2021, as a Cayman Islands exempted company and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our “initial business combination”. While we may pursue an initial business combination target in any industry, we intend to focus our search on companies within the Indian market. We intend to effectuate our initial business combination using remaining cash in the trust account from the proceeds of the offering and the private placement of the Private Placement Warrants (as defined below), the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from February 19, 2021 (inception) through December 31, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and after our Initial Public Offering, identifying target companies for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the year ended December 31, 2022, we had a net income of $6,791,890, which consists of operating costs of $1,299,620, offset by interest earned from marketable securities held in the Trust Account of $3,766,222 and change in fair value of warrants of $4,325,288. For the period from February 19, 2021 through December 31, 2021, we had a net loss of $3,587 which consisted of formation costs.

Liquidity, Capital Resources and Going Concern

As of December 31, 2022, the Company had $635,565 in its operating bank account and a working capital of $896,380.

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

For the year ended December 31, 2022, cash used in operating activities was $2,069,545. Net income of $6,791,890 was affected by a gain on the change in the fair value of the warrant liability of $4,325,288 and interest income of $3,766,222. Changes in operating assets and liabilities used $769,925 of cash for operating activities.

For the period from February 19, 2021 (inception) to December 31, 2021, cash used in operating activities was $0. Net loss of $3,587 was affected by changes in operating assets and liabilities of $3,587.

As of December 31, 2022, we had cash held in the Trust Account of $270,278,722. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2022, we have earned $3,766,222 of interest income from the Trust Account.

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

As of December 31, 2022, we had cash of $635,565 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

As of December 31, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Promissory Note—Related Party

On March 12, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) December 31, 2021 (which was amended to September 30, 2022, on January 25, 2022), or (ii) the consummation of the Initial Public Offering. As of December 31, 2022 and 2021, there were no amounts outstanding on the Note and it is no longer available to the Company.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, the Class A ordinary shares is subject to possible redemption and is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our current chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Based on this evaluation, our chief executive officer and chief financial officer have concluded that, during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2022, because of an identified material weakness in our internal control over financial reporting. The material weakness identified relates to an ineffective review control to prevent or detect a material misstatement, which resulted in a material adjustment to accrued expenses in relation to the filing of its Form 8-K on May 26, 2022.

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

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Nikhil Kalghatgi	37	Principal Executive Officer and Director
Dean Clinton	51	Principal Financial Officer and Director
Rishi Kapoor	54	Director
Kunal Bahl	37	Director
Girish Vanvari	48	Director
Ashwini Asokan	40	Director
Manpreet Singh	38	Director

Nikhil Kalghatgi, our Principal Executive Officer and Director, has been the Head of Alternative Investments at S.P. Hinduja Banque Privee since 2020. He was previously a Partner at CoVenture primarily investing in high-yield asset-backed credit opportunities and creating quantitative trading strategies. CoVenture’s investment areas primarily included fintech, special situations and emerging assets. Mr. Kalghatgi was also a founding Partner at CoVenture Crypto, a multi-strategy cryptocurrency asset management firm backed by SBI Holdings, with a quantitative trading fund, smart-beta fund and venture capital investments. Prior to this, he was a Partner at Vast Ventures, investing in early-stage and late-stage companies. He has invested across technology including space exploration, consumer, healthcare, software, and transportation. He has also previously been a Principal at Softbank, founder of Partner 6, investing in large-cap, value-based strategies, and joined the founding team of Localytics building mobile analytics. He also spent several years in the military intelligence sector at the MITRE Corporation. Mr. Kalghatgi holds a Bachelor of Science and a Master’s degree in engineering from Tufts University and an MBA from Harvard Business School. Mr. Kalghatgi is well qualified to serve on our board due to his extensive experience in investment and mergers and acquisitions.

Dean Clinton, our Principal Financial Officer and Director, is the Cayman Islands Country Officer overseeing activities specific to Investcorp’s Cayman Islands operations. Mr. Clinton has been with Investcorp for more than 10 years having joined the company in 2010. Prior to his current role, he was based in Bahrain as the Head of Operations for Investcorp’s hedge funds line of business. Prior to his tenure with Investcorp, Mr. Clinton worked within fund administration for Fortis Prime Fund Solutions as the Head of Operations for their Europe region, Mr. Clinton holds an Honours Bachelor of Accounting Science degree from the University of South Africa and is a member of the South African Institute of Chartered Accountants.

Rishi Kapoor has served on our board of directors since March 10, 2021. Mr. Kapoor has been the Co-Chief Executive Officer at Investcorp since 2015. He oversees the Firm’s private equity businesses in North America and India, as well as the real estate, credit management, absolute returns and strategic capital businesses globally. He has held several leadership positions at Investcorp, including Senior Internal Auditor, Head of Applications Development, Head of Business Analysis, Planning and Reporting and Head of Financial Management. He was Investcorp’s Chief Financial Officer until 2015. He joined Investcorp in 1992 from Citicorp, where he spent four years as a project manager in Citicorp’s systems consulting subsidiary for global financial institutions. He holds a B. Tech in Electrical and Computer Engineering from the Indian Institute of Technology in Kanpur, India, and an MBA from Duke University. Mr. Kapoor is a member of Duke University’s Middle East regional advisory board. He is also a member of the Board of Directors for National Bank of Bahrain, Gulf Air Group, Bahrain Airport Company and Gulf Aviation Academy. In 2019, Mr. Kapoor was recognized by Forbes Middle East as one of the top 10 Indian executives making an impact in the Middle East, and Top CEO Middle East recognized Mr. Kapoor as one of the top CEOs in the GCC financial services and investment sector. Mr. Kapoor is well qualified to serve on our board due to his extensive experience in investment and mergers and acquisitions experience in North America and India.

Kunal Bahl has served on our board of directors since June 2021. Mr. Bahl is the CEO and Co-founder of Snapdeal.com – India’s leading, value e-commerce marketplace. The company has raised capital from leading global investors such as Softbank, Temasek, Blackrock, Mr. Ratan Tata, Premji Invest, among others. Mr. Bahl is also an active early-stage investor through Titan Capital, having invested in 150+ technology companies in India, US and South East Asia, across consumer internet, fintech, direct to consumer brands, AI and deep-tech. Some of his notable investments include Ola Cabs, Razorpay, Urban Company, Shadowfax, Mamaearth, among others. Previously, he has also worked with companies such as Deloitte Consulting and Microsoft in the U.S. Mr. Bahl is an engineer from the University of Pennsylvania and holds a business degree from The Wharton School, where he was part of the prestigious Management & Technology program. He has also been serving on the Board of Governors of Indian Council for Research on International Economic Relations (ICRIER), a leading economic think-tank based in New Delhi, since 2015. He is also a NASSCOM Executive Committee since 2019. He is the current Chairman of CII National Committee. He serves as an Independent Director on the board of Piramal Enterprises Limited, a leading publicly listed India pharma and financial services conglomerate. He is also a part of the National Startup Advisory Council, a Government constituted group to advise on promoting the Indian startup ecosystem. He has been the recipient of various awards including Ernst & Young Entrepreneur of the Year (Startup) (2014), Fortune Global 40 under 40 (2014), The Economic Times Entrepreneur of the Year (2015), The Joseph Wharton Award for Young Leadership (2018), and The Economic Times Comeback Award (2019), among others. Mr. Bahl is well qualified to serve on our board due to his extensive experience in the technology industry and investment experience in North America, India and South East Asia.

Girish Vanvari has served on our board of directors since June 2021. Mr. Vanvari is the Founder of Transaction Square – a tax, regulatory and business advisory firm in India — where he has worked since 2018. He has over 27 years of consulting experience across multiple leading firms. He previously worked over 13 years with KPMG where he was the National Leader for Tax in his last serving role and also part of the India Leadership Team at KPMG. In his role, he interacted extensively with business owners and leaders across sectors in India and overseas. Prior to KPMG, he was at Arthur Andersen for over a decade. He has worked with many large multinationals and Indian promoter companies across many sectors advising them on various business, tax and regulatory issues. Mr. Vanvwari holds a Chartered Accountancy degree in India and a Bachelor’s degree from Narsee Monjee College of Commerce and Economics. Mr. Vanvari is well qualified to serve on our board due to his extensive experience in financial, tax and regulatory work.

Ashwini Asokan has served on our board of directors since June 2021. Ms. Asokan is the CEO and Co-founder of Mad Street Den (MSD) — one of the world’s foremost AI startups ushering in an era of AI-native and AI-first businesses around the globe. The company’s horizontal AI platform, Blox, is helping some of the world’s largest businesses across retail, healthcare, media, and finance industries to meaningfully adopt AI in their day-to-day operations. Ms. Asokan is known for her work in building some of the world’s top AI talent. She is also an active early-stage investor with investments spanning deep tech, SaaS, life sciences and women-led businesses, besides also investing in early-stage VC funds. Ms. Asokan holds several patents across disciplines and a range of awards, including Fortune’s 40 under 40 and Forbes women in power 2021. A graduate of Carnegie Mellon University, Ms. Asokan’s work over the last two decades sits at the intersection of Artificial Intelligence, Product Design and human-centric systems and processes. She has spent much of her career working on bringing AI from the Science and Tech labs of the world, applied meaningfully and made accessible to people across the globe. Prior to starting her own company, Ms. Asokan led Mobile Innovation efforts as part of Intel Labs in California, driving research and development of AI & mobile products.

Manpreet Singh has served on our board of directors since June 2021. Mr. Singh, CFA, is the founder and Chief Investment Officer of Singh Capital Partners (SCP), a multifamily office that directs investments into venture capital, private equity, and real estate. SCP invests capital on behalf of Fortune 500 CXOs, unicorn founders, and operators and has executed investments in North America, Europe, and Asia. Mr. Singh has made over 50 private investments over the last decade including Baazarvoice, Alibaba, Uber, Spotify, Duo, PayTM, Impossible Foods, Cohesity, DocSend, SoFi, Carta, SpaceX, MindBody, Robinhood, and Postmates. Prior to starting SCP, Mr. Singh was the Co-Founder and President of TalkLocal, a venture backed local services marketplace that serviced customers in 49 states and placed over 2 million calls to contractors. Prior to TalkLocal, Mr. Singh was the longest tenured employee at Profit Investment Management (PIM), a DC-based firm where he helped to grow assets under management from $20 million to over $2 billion through various roles in trading, marketing, research, investing, and operations. He was eventually responsible for managing over $1 billion invested across technology companies globally while at the firm. Mr. Singh serves on the boards of Acquco, US Inspect, Snowball Industries, Embrace Software, Shukr Investments, TalkLocal, the Suburban Hospital Foundation, and the Dingman Center at the Smith School of Business. Mr. Singh received his MBA from the Wharton School of Business in Entrepreneurship, Finance, and Real Estate. He also holds a B.S. in Finance with a citation in Entrepreneurship from the University of Maryland, College Park, and is a CFA charterholder.

Director Independence

The rules of Nasdaq require that a majority of our board of directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have four “independent directors” as defined in Nasdaq rules and applicable SEC rules. Our board has determined that Messrs. Bahl, Singh and Vanvari and Ms. Asokan are independent directors under applicable SEC and Nasdaq rules.

Committees of the Board of Directors

We have three standing committees: an audit committee; a compensation committee; and a nominating and corporate governance committee, each comprised of independent directors. Each committee will operate under a charter that will be approved by our board and will have the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

We established an audit committee of the board of directors, which consists of three members. Mr. Vanvari, Ms. Asokan and Mr. Singh serve on the audit committee and Mr. Singh serves as chair.

Each member of the audit committee is or will be financially literate and our board of directors has determined that Mr. Singh qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

•

assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence and (4) the performance of our internal audit function and independent auditors;

•	the appointment, compensation, retention, replacement and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•

pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent auditors;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•

obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•

meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•

reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We established a compensation committee of the board of directors, which consists of three members. Mr. Bahl, Ms. Asokan and Mr. Singh serve on the compensation committee and Mr. Bahl serves as chair of the compensation committee. We adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•

reviewing and making recommendations to our board of directors with respect to the compensation and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

We established a nominating and corporate governance committee of the board of directors, which consists of three members. Mr. Bahl, Ms. Asokan and Mr. Singh serve on the nominating and corporate governance committee and Mr. Bahl serves as chair of the nominating and corporate governance committee. We adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

•

identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;

•	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in their sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Code of Ethics

We adopted a Code of Ethics applicable to our directors, officers and employees. We filed a copy of our form of Code of Ethics as an exhibit to the registration statement. You are able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. See “Where You Can Find Additional Information.” We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics on our website. The information included on our website is not incorporated by reference into this Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

None of our officers or directors have received or, prior to our initial business combination, will receive any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on the Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will reimburse our sponsor for office space, utilities and secretarial and administrative services provided to us in the amount of $10,000 per month. In addition, our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or any of their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. Additionally, certain directors may receive additional compensation in the form of equity interests of the Sponsor for their services. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the completion of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Form 10-K.

The following table is based on 32,343,750 ordinary shares outstanding at April 17, 2023, of which 25,875,000 were Class A ordinary shares and 6,468,750 were Class B ordinary shares. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage Of Outstanding Ordinary Shares
ICE I Holdings Pte. Ltd. (our sponsor)(3)	6,468,750	20%
Nikhil Kalghatgi	—	—
Dean Clinton	—	—
Rishi Kapoor	—	—
Kunal Bahl	—	—
Girish Vanvari	—	—
Ashwini Asokan	—	—
Manpreet Singh	—	—
All directors and officers as a group (seven individuals)	—	—
5% Holders
Millennium Management LLC(4)	1,112,500	3.4%
Apollo SPAC Fund I, L.P.(5)	1,500,000	4.6%
Adage Capital Partners, L.P.(6)	2,025,000	6.3%
Saba Capital Management, L.P.(7)	1,450,000	4.5%
Highbridge Capital Management, LLC(8)	1,502,260	4.6%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is Century Yard, Cricket Square, PO Box 1111, Grand Cayman, Cayman Islands KY1-1102.
(2)

Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares on the first business day following the completion of our initial business combination on a one-for-one basis, subject to adjustment.

(3)

ICE I Holdings Pte. Ltd. is the record holder of the shares reported herein. Our sponsor is governed by a board of directors consisting of Ayman Al Arrayad and Yongky Oktavianto. Yongky Oktavianto is responsible for day-to-day management of ICE I Holdings Pte. Ltd. Yongky Oktavianto has voting and investment discretion for and on behalf of ICE I Holdings Pte. Ltd. with respect to the ordinary shares held of record by ICE I Holdings Pte. Ltd.

(4)

According to a Schedule 13G filed on May 17, 2022, Millennium Management LLC, Millennium Group Management LLC, and Israel A. Englander acquired 1,112,500 Class A ordinary shares. The business address for the reporting persons is 399 Park Avenue New York, New York 10022.

(5)

According to a Schedule 13G/A filed on February 13, 2023, (i) Apollo SPAC Fund I, L.P. (“SPAC Fund I”); (ii) Apollo SPAC Management I, L.P. (“SPAC Management I”); (iii) Apollo SPAC Management I GP, LLC (“SPAC Management I GP”); (iv) Apollo Capital Management, L.P. (“Capital Management”); (v) Apollo Capital Management GP, LLC (“Capital Management GP”); (vi) Apollo Management Holdings, L.P. (“Management Holdings”); and (vii) Apollo Management Holdings GP, LLC (“Management Holdings GP”) acquired 1,500,000 Class A ordinary shares. The business address of SPAC Fund I is One Manhattanville Road, Suite 201, Purchase, New York 10577. The business address of each of SPAC Management I, SPAC Management I GP, Capital Management, Capital Management GP, Management Holdings, and Management Holdings GP is 9 W. 57th Street, 43rd Floor, New York, New York 10019.

(6)

According to a Schedule 13G filed on May 23, 2022, Adage Capital Partners, L.P., Adage Capital Partners GP, L.L.C., Adage Capital Advisors, L.L.C., Robert Atchinson, and Phillip Gross acquired 2,025,000 Class A ordinary shares. The business address of the reporting persons is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

(7)

According to a Schedule 13G filed on June 17, 2022, Saba Capital Management, L.P., Saba Capital Management GP, LLC, and Mr. Boaz R. Weinstein acquired 1,450,000 Class A ordinary shares. The business address of the reporting persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(8)

According to a Schedule 13G filed on February 2, 2023, Highbridge Capital Management, LLC acquired 1,502,260 Class A ordinary shares. The business address of the reporting person is 277 Park Avenue, 23rd Floor, New York, New York 10172.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On March 12, 2021, our Sponsor purchased 7,187,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.0035 per share. In March 2022, our Sponsor surrendered, for no consideration, 718,750 founder shares, resulting in our sponsor holding 6,468,750 founder shares for an aggregate purchase price of $25,000 or approximately $0.039 per share. Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. The number of founder shares issued was determined based on the expectation that such founder shares would represent approximately 20% of the outstanding shares upon completion of the Initial Public Offering.

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

Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 14,400,000 private placement warrants at a price of $1.00 per private placement warrant in a private placement to ICE I Holdings Pte. Ltd. (the “Sponsor”), generating gross proceeds of $14,400,000. In connection with the underwriter’s exercise of their over-allotment option, the Company also consummated the sale of an additional 1,687,500 private placement warrants at $1.00 per private placement warrant generating total proceeds of $1,687,500. Each whole warrant is exercisable to purchase one ordinary share at $11.50 per share, subject to adjustment as described in our Registration Statement. If the Company does not complete a business combination, the proceeds from the sale of the private placement warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the public placement warrants will expire worthless.

Service Arrangements

On May 9, 2022, we entered into an administrative services agreement with our Sponsor, pursuant to which the Sponsor agreed to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to the affiliate of the Sponsor $10,000 per month for such administrative services. For the period from February 19, 2021 (inception) through December 31, 2022, the Company incurred $120,000 and paid $60,000 in such fees.

Conflicts of Interest

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present business combination opportunities to such entity. Accordingly, in the future, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that any fiduciary duties or contractual obligations of our officers arising in the future would materially undermine our ability to complete our business combination.

Promissory Note—Related Party

On March 12, 2021, the Sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note. The promissory is non-interest bearing and is payable on the earlier of (i) December 31, 2021 (which was amended to September 30, 2022, on January 25, 2022) or (ii) the consummation of the Initial Public Offering. As of December 31, 2022 and 2021 there were no amounts outstanding on the Note and it is no longer available to the Company.

Working Capital Loans

In order to finance transaction costs in connection with a business combination, our Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $3,000,000 of notes may be converted upon consummation of a business combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the private placement warrants. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022, the Company has not drawn on the Note.

Extension Loans

If the Company anticipates that it may not be able to consummate its initial business combination within 15 months, the Company may, but is not obligated to, extend the period of time to consummate a business combination by an additional three months on two separate occasions (for a total of up to 21 months to complete a business combination). In order to extend the time available for us to consummate a business combination, the Sponsor (or its affiliates or designees), upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $2,587,500 ($0.10 per share), on or prior to the date of the applicable deadline. Any such payments would be funded from the proceeds of a non-interest bearing loan between the Sponsor and the Company (the “Extension Loans”). Such Extension Loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The terms of the warrants would be identical to the terms of the private placement warrants. If the Company completes a business combination, the Company would repay such Extension Loans out of the proceeds of the trust account released to the Company. There were no amounts outstanding on the extension loans as of December 31, 2022.

Registration Rights

The holders of the founder shares, private placement warrants and any warrants that may be issued on conversion of working capital loans and extension loans (and any ordinary shares issuable upon the exercise of the private placement warrants or warrants issued upon conversion of the working capital loans and extension loans and upon conversion of the founder shares) will be entitled to registration rights pursuant to a registration and shareholder rights, dated as of May 12, 2022, requiring us to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration and shareholder rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (1) in the case of the founder shares, on the earlier of (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last reported sale price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after our initial business combination, or (y) the date following the completion of our initial business combination on which we complete a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, and (2) in the case of the private placement warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Policy for Approval of Related Party Transactions

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions.

We adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the Company. A form of the code of ethics that we adopted is filed as an exhibit to the registration statement.

In addition, our audit committee, pursuant to a written charter that we adopted, will be responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or any of their affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm or an independent valuation or appraisal firm that our initial business combination is fair to us from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made by us to our sponsor, officers or directors, or our or any of their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination. However, the following payments will be made to our sponsor, officers or directors, or any of their affiliates, none of which will be made from the proceeds of the Initial Public Offering and the sale of the private placement warrants held in the trust account prior to the completion of our initial business combination:

•	repayment of an aggregate of up to $300,000 in loans that may be made to us by our sponsor to cover offering-related and organizational expenses;

•	reimbursement for office space, utilities and secretarial and administrative services provided to us by our sponsor, in the amount of $10,000 per month;

•	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination;

•

repayment of up to $2,587,500 in non-interest bearing loans made by our sponsor to us for each three-month extension (of which there may be no more than two such extensions) of the time that we have to consummate an initial business combination, which is due and payable upon the consummation of our initial business combination out of the proceeds of the trust account released to us, which amount may be converted into warrants at the price of $1.00 per warrant at the option of the lender; and

•

repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $3,000,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. Except for the foregoing, the terms of such loans, if any, have not been determined nor have any written agreements been executed with respect to such loans.

The above payments may be funded using the net proceeds of the Initial Public Offering and the sale of the private placement warrants not held in the trust account.

Director Independence

The rules of Nasdaq require that a majority of our board of directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have four “independent directors” as defined in Nasdaq rules and applicable SEC rules. Our board has determined that Messrs. Bahl, Singh and Vanvari and Ms. Asokan are independent directors under applicable SEC and Nasdaq rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Type of Fee	Year Ended December 31, 2022	Year Ended December 31, 2021
Audit Fees (1)	$173,283	$34,275
Audit-Related Fees (2)	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—

(1)
Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)
Audit-Related
Fees.
Audit-related
fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end
financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All Other Fees. All other fees consist of fees billed for all other services.
Pre-Approval Policy
Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Investcorp India Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Investcorp India Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year ended December 31, 2022 and for the period from February 19, 2021 (inception) through December 31, 2021, and the related notes
(collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the year ended December 31, 2022 and for the period from February 19, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant costs and needs to raise additional funds to meet its obligations and sustain its operations and the Company’s business plan is dependent on the completion of a business combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum
LLP
Marcum
LLP
We have served as the Company’s auditor since 2021.
Boston, MA
April 1
7
, 2023

INVESTCORP INDIA ACQUISITION CORP
BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash	$635,565	$—
Deferred offering costs	—	494,650
Other assets – current	509,987	—

Total Current Assets	1,145,552	494,650
Other assets – non-current	183,345	—
Marketable securities held in Trust Account	270,278,722	—

Total Assets	$271,607,619	$494,650

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accrued expense	$206,748	$—
Accrued offering costs	—	147,472
Due to Sponsor	42,424	325,765

Total Current Liabilities	249,172	473,237
Warrant liability	1,479,713	—

Total Liabilities	1,728,885	473,237

Commitments and Contingencies (Note 6)
Class A ordinary shares; 25,875,000 shares subject to possible redemption at redemption values	270,278,722	—
Shareholders’ (Deficit) Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; none issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,468,750 shares issued and outstanding (1)	647	647
Additional paid in capital	—	24,353
Accumulated deficit	(400,635)	(3,587)

Total Shareholders’ (Deficit) Equity	(399,988)	21,413

TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$271,607,619	$494,650

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

The accompanying notes are an integral part of the financial statements

6
9

INVESTCORP INDIA ACQUISITION CORP
STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the period from February 19, 2021 (inception) through December 31,
	2022	2021
Formation costs and operating expenses	$1,299,620	$3,587

Loss from operations	(1,299,620)	(3,587)

Other income:
Interest earned on marketable securities held in Trust Account	3,766,222	—
Change in fair value of warrant liability	4,325,288	—

Other income	8,091,510	—

Net income (loss)	$6,791,890	$(3,587)

Weighted average shares outstanding of Class A ordinary shares	16,517,466	—

Basic and diluted net income per ordinary share, Class A ordinary shares	$0.29	$—

Weighted average shares outstanding of Class B ordinary shares (1)	6,628,253	5,625,000

Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$0.29	$(0.00)

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

The accompanying notes are an integral part of the financial statements

INVESTCORP INDIA ACQUISITION CORP
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Class A Ordinary Shares		Class B Ordinary Shares (1)		Additional Paid-in Capital	Subscription Receivable	Accumulated (Deficit)	Total Shareholder’s (Deficit)
	Shares	Amount	Shares	Amount
Balance – February 19, 2021 (inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	—	—	6,468,750	647	24,353	—	—	25,000
Class B ordinary share subscription receivable	—	—	—	—	—	(10,000)	—	(10,000)
Receipt of Subscription Receivable	—	—	—	—	—	10,000	—	10,000
Net loss	—	—	—	—	—	—	(3,587)	(3,587)

Balance – December 31, 2021	—	$—	6,468,750	$647	$24,353	$—	$(3,587)	$21,413

Excess cash received over fair value for private placement warrants	—	—	—	—	12,870,000	—	—	12,870,000
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(12,894,353)	—	(7,188,938)	(20,083,291)
Net income	—	—	—	—	—	—	6,791,890	6,791,890

Balance – December 31, 2022	—	$—	6,468,750	$647	$—	$—	$(400,635)	$(399,988)

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

The accompanying notes are an integral part of the financial statements

INVESTCORP INDIA ACQUISITION CORP
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2022	For the Period February 19, 2021 (inception) Through December 31, 2021

Cash Flows from Operating Activities:
Net income (loss)	$6,791,890	$(3,587)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in value of Warrant Liability	(4,325,288)	—
Interest earned on marketable securities held in trust	(3,766,222)	—
Changes in operating assets and liabilities:
Other assets	(693,332)	—
Accounts payable and accrued expenses	206,748	—
Accrued offering expenses	—	3,587
Due to Sponsor	(283,341)	—

Net cash used in operating activities	(2,069,545)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(266,512,500)	—

Net cash used in investing activities	(266,512,500)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	253,575,000	—
Proceeds from sale of Private Placements Warrants	16,087,500	—
Advances from Sponsor	25,000	—
Payment of offering costs	(469,890)	—

Net cash provided by financing activities	269,217,610	—

Net Change in Cash	635,565	—
Cash – Beginning of period	—	—

Cash – End of period	$635,565	$—

Non – cash investing and financing activities:
Deferred offering costs included in accrued offering expenses	$—	$143,884

Deferred offering costs paid through Due to Sponsor	$—	$325,765

Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000

The accompanying notes are an integral part of the financial statements

7
2

INVESTCORP INDIA ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
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
As of December 31, 2022, and for the period from February 19, 2021 (inception) through December 31, 2022, the Company had not yet commenced any operations. All activity for the period from February 19, 2021 (inception) through December 31, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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

7
3

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

7
4

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
Liquidity, Capital Resources, and Going Concern Consideration
As of December 31, 2022, the Company had $635,565 in cash and a working capital of $896,380.
The Company’s liquidity needs up to December 31, 2022 had been satisfied by funds from the Sponsor to cover certain offering expenses. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company a Working Capital Loans, as defined below (see Note 5). As of December 31, 2022, there were no amounts outstanding under any Working Capital Loans.
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
In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until August 12, 2023, 15 months from the closing of the IPO, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by August 12, 2023, there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that this financial statement is issued. This financial statement does not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

7
5

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
In February 2022, the Russian Federation and Belarus commenced military operations in Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the global economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.
The Inflation Reduction Act of 2022, enacted in August 2022, imposes a 1% excise tax on the fair market value of stock repurchased by “covered corporations” beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders. Because we are a “blank check” Cayman Islands corporations with no subsidiaries or previous merger or acquisition activity, we are not currently a “covered corporation” for this purpose. The amount of the Excise Tax is generally equal to 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, there are certain other exceptions to the Excise Tax. The U.S. Department of the Treasury has been given authority to issue regulations or other guidance to carry out, and to prevent the avoidance of, the Excise Tax. The Treasury and the IRS recently have issued preliminary guidance regarding the application of this excise tax, but there can be no assurance that this guidance will be finally adopted in its current form. A repurchase that occurs in connection with a business combination with a U.S. target company might be subject to the Excise Tax, depending on the structure of the business combination and other transactions that might be engaged in during the relevant year.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchanges Commission (“SEC”).
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000
. As of December 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

7
6

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $635,565 cash and no cash equivalents as of December 31, 2022 and $0 cash and no cash equivalents as of December 31, 2021, respectively.
Investments Held in Trust Account
As of December 31, 2022, the Company had $270,278,722 held in money market funds, which are invested primarily in U.S. Treasury Securities.
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company has completed a nexus study and believes that it is appropriately filing tax returns in which it has nexus.
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
Net Income (Loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings per Share”. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 843,750 Class B ordinary shares that are subject to forfeiture if the over- allotment option is not exercised by the underwriter (see Note 8). Diluted net income (loss) per share reflects the potential dilution that could occur if warrants were to be exercised or converted or otherwise resulted in issuance of Ordinary Shares that then shared in the earnings of the entity. As the exercise of the warrants are contingent upon the completion of a business combination they have not been included in the calculation of diluted net income (loss) per share. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value
.

7
7

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except share amounts) for the year ended December 31, 2022, and for the period from February 19, 2021 (inception) through December 31, 2021:

	For the Year Ended December 31,		For the period from February 19, 2021 (inception) through December 31,
	2022		2021
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$4,846,892	$1,944,998	$—	$(3,587)
Denominator
Basic and diluted weighted average shares outstanding	16,517,466	6,628,253	—	5,625,000

Basic and diluted net income (loss) per ordinary shares	$0.29	$0.29	$(0.00)	$(0.00)

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

7
8

Offering Costs Associated with the Initial Public Offering
The Company complied with the requirements of the ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consists of legal, accounting, underwriting fees and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounted to $
6,037,027
, which was charged to shareholders’ equity upon the completion of the Initial Public Offering.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as stockholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, the Class A ordinary shares is subject to possible redemption and is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital (to the extent available) and accumulated deficit.
As of December 31, 2022, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross Proceeds	$258,750,000
Less:
Proceeds allocated to Public Warrants	(2,587,500)
Total stock issuance costs	(5,967,069)
Plus:
Accretion of carrying value to redemption value	20,083,291

Class A ordinary shares subject to possible redemption	$270,278,722

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

7
9

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations. The fair value of the warrants was estimated using a Modified Binomial Option Pricing model (see Note 9).
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
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 25,875,000 Units at a purchase price of $10.00 per Unit. Each Unit consist
ed
 of one Class A ordinary share,
$0.0001
 par value, and
one-half
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $
11.50 per whole share (see Note 8).
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

8
0

NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On March 12, 2021, the Company issued an aggregate of 7,187,500 Class B ordinary shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. In March 2022, our sponsor surrendered, for no consideration, 718,750 founder shares, resulting in our sponsor holding 6,468,750 founder shares for an aggregate purchase price of $25,000 or approximately $0.039 per share. The Founder Shares include an aggregate of up to 843,750 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment was
not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted
basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering.
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
Promissory Note — Related Party
On March 12, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Proposed Offering pursuant to a promissory note (the “Note”). The Note is non-interest
bearing and is payable on the earlier of (i) December 31, 2021 (which was amended to September 30, 2022 on January 25, 2022) or (ii) the consummation of the Initial Proposed Offering. As of December 31, 2022 and 2021 there were no amounts outstanding on the Note and it is no longer available to the Company.
Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $3,000,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022 and December 31, 2021, the Company has not drawn on the
Working Capital Loans.
Due to Sponsor
The Sponsor has paid expenses on behalf of the Company prior to the Company’s Initial Public Offering. This amount is not interest bearing and due on demand by the Sponsor. As of December 31, 2022 and December 31, 2021, there was $42,424 and $325,765 due to Sponsor, respectively.

8
1

Extension Loans
If the Company anticipates that it may not be able to consummate its initial business combination within 15 months, the Company may, but is not obligated to, extend the period of time to consummate a Business Combination by an additional three months on two separate occasions (for a total of up to 21 months to complete a business combination). In order to extend the time available for us to consummate a Business Combination, the Sponsor (or its affiliates or designees), upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $2,587,500 ($0.10 per share), on or prior to the date of the applicable deadline. Any such payments would be funded from the proceeds of a non-interest
bearing loan between the Sponsor and the Company (the “Extension Loans”). Such Extension Loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The terms of the warrants would be identical to the terms of the private placement warrants. If the Company completes a Business Combination, the Company would repay such Extension Loans out of the proceeds of the trust account released to the Company. There were no amounts outstanding on the extension loans as of December 31, 2022 and December 31, 2021.
Administrative Services Agreement
Commencing on the date of the Initial Public Offering and until completion of the Company’s initial business combination or liquidation, the Company will make a payment of a monthly fee of $
10,000 to the Sponsor for office space, utilities and secretarial and administrative services provided to the Company. As of December 31, 2022, there was $60,000 recorded in accrued expenses.
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
NOTE 7. WARRANT LIABILITY
The Company accounts for the 29,025,000 warrants issued in connection with the Initial Public Offering (the 16,087,500 Private Warrants and the 12,937,500 Public Warrants) in accordance with the guidance contained in FASB ASC 480, Distinguishing Liabilities from Equity and ASC
815-40,
Derivatives and Hedging. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability is subject to re-measurement
at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
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

8
2

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
The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, it will use its best efforts to file with the SEC a registration statement registering the issuance, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60 th
business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.
Redemption of warrants when the price per Class
 A ordinary share equals or exceeds $18.00
. Once the warrants become exercisable, the Company may redeem the Warrants for redemption:

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
Redemption of warrants when the price per Class
 A ordinary share equals or exceeds $10.00
. Once the Warrants become exercisable, the Company may redeem the Warrants for redemption:

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

8
3

•
if, and only if, the closing price of our Class A ordinary shares equals or exceeds $
10.00
per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities — Warrants — Public Shareholders’ Warrants — Anti-dilution Adjustments”) for any 20 trading days within the
30-trading
day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•
if the closing price of our Class A ordinary shares for any
20
trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $
18.00
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

8
4

NOTE 8. SHAREHOLDERS’ (DEFICIT) EQUITY
Preference Shares
— The Company is authorized to issue 1,000,000 preference shares of $0.0001 par value. At December 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue up to 479,000,000 Class A ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of December 31, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding, excluding 25,875,000 Class A ordinary shares subject to possible redemption.
Class
 B Ordinary Shares —
The Company is authorized to issue up to 20,000,000 Class B ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2022 and December 31, 2021, there were 6,468,750 Class B ordinary shares issued and outstanding, respectively.
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

8
5

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
As of December 31, 2022 and December 31, 2021, investments held in the Trust Account were comprised of $270,278,722 and $0 in money market funds, which are invested primarily in U.S. Treasury Securities, respectively. During the year ended December 31, 2022
and
the period ended from February 19, 2021 (inception) to
 December 31, 2021, respectively the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 31, 2022	December 31, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$270,278,722	$—
Liabilities:
Public Warrants	1	$675,338	$—
Private Warrants	3	$804,375	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. During the period there wer
e t
ransfers to/from Levels 1 and 3.
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
The following table provides quantitative information regarding Level 3 fair value measurements:

December 31, 2022
Private Warrants
Stock Price	$10.34
Exercise Price	$11.50
Risk-free rate of interest	3.99%
Volatility	0.5%
Term	2.8 years

8
6

The key inputs into the Binomial Option Pricing model for the fair value of the public and private warrants at the IPO date of May 12, 2022 were as follows:

Input	Public Warrants	Private Warrants
Stock Price	$9.91	$9.91
Exercise Price	$11.50	$11.50
Risk-free rate of interest	2.81%	2.81%
Volatility	3.8%	3.8%
Term	4.4 years	4.4 years
The Private Placement Warrants were initially and subsequently valued using a Binomial Option Pricing model, which is considered to be a Level 3 fair value measurement. The fair value of Public Warrants issued in connection with the Initial Public Offering were initially measured using a Binomial Option Pricing model and at December 31, 2022 are measured based on the listed market price of such warrants, a Level 1 measurement.
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

Private Warrants
Fair value as of January 1, 2022	$—
Initial measurement on May 12, 2022 warrants issued	3,217,500
Changes in fair value	(804,375)

Fair value as of June 30, 2022	$2,413,125
Changes in fair value (1)	(804,375)

Fair value as of September 30, 2022	$1,608,750

Changes in fair value (1)	(804,375)

Fair value as of December 31, 2022	$804,375

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the statements of operations.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

8
7

(2)	Financial Statement Schedules:

None.

(3)	The following Exhibits are filed as part of this report:

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
2.1	Underwriting Agreement, dated May 9, 2022, by and between the Company and Credit Suisse Securities (USA) LLC, as representative of the underwriters.	8-K	001-41383	1.1	May 12, 2022

3.1	Memorandum and Articles of Association	S-1	333-257090	3.1	April 29, 2022

3.2	Amended and Restated Memorandum and Articles of Association	8-K	001-41383	3.1	May 12, 2022

4.1	Specimen Unit Certificate of Investcorp India Acquisition Corp	S-1	333-257090	4.1	April 29, 2022

4.2	Specimen Ordinary Share Certificate of Investcorp India Acquisition Corp	S-1	333-257090	4.2	April 29, 2022

4.3	Specimen Warrant Certificate of Investcorp India Acquisition Corp	S-1	333-257090	4.3	April 29, 2022

4.5	Warrant Agreement, dated as of May 9, 2022, between Investcorp India Acquisition Corp and Continental Stock Transfer & Trust Company	8-K	001-41383	4.1	May 12, 2022

4.6*	Description of Securities

10.1	Investment Management Trust Agreement, dated as of May 9, 2022, between the Company and Continental Stock Transfer & Trust Company	8-K	001-41383	10.2	May 12, 2022

10.2	Registration Rights Agreement, dated as of May 9, 2022, between the Company and ICE I Holdings Pte. Ltd.	8-K	001-41383	10.3	May 12, 2022

10.3	Private Placement Warrants Purchase Agreement, dated as of May 9, 2022, between the Company and ICE I Holdings Pte. Ltd.	8-K	001-41383	10.4	May 12, 2022

10.4	Indemnity Agreement, dated as of May 9, 2022, between the Company and Nikhil Kalghatgi	8-K	001-41383	10.5	May 12, 2022

10.5	Indemnity Agreement, dated as of May 9, 2022, between the Company and Dean Clinton	8-K	001-41383	10.6	May 12, 2022

10.6	Indemnity Agreement, dated as of May 9, 2022, between the Company and Rishi Kapoor	8-K	001-41383	10.7	May 12, 2022

10.7	Indemnity Agreement, dated as of May 9, 2022, between the Company and Kunal Bahl	8-K	001-41383	10.8	May 12, 2022

10.8	Indemnity Agreement, dated as of May 9, 2022, between the Company and Girish Vanvari	8-K	001-41383	10,9	May 12, 2022

10.9	Indemnity Agreement, dated as of May 9, 2022, between the Company and Ashwini Asokan	8-K	001-41383	10.10	May 12, 2022

10.10	Indemnity Agreement, dated as of May 9, 2022, between the Company and Manpreet Singh	8-K	001-41383	10.11	May 12, 2022

10.11	Letter Agreement, dated as of May 9, 2022, among the Company, ICE I Holdings Pte. Ltd. and the directors and officers of the Company	8-K	001-41383	10.1	May 12, 2022

10.12	Administrative Services Agreement, dated as of May 9, 2022, between the Company and ICE I Holdings Pte. Ltd.	S-1	333-257090	10.6	April 29, 2022

10.13	Promissory Note, dated as of March 12, 2021, issued to ICE I Holdings Pte. Ltd.	S-1	333-257090	10.6	April 29, 2022

10.14	Amended and Restated Promissory Note, dated as of January 25, 2022, issued to ICE I Holdings Pte. Ltd.	S-1	333-257090	10.8	April 29, 2022

10.15	Securities Subscription Agreement, dated March 12, 2021, between the Company and ICE I Holdings Pte. Ltd.	S-1	333-257090	10.7	April 29, 2022

14.1	Code of Ethics of Investcorp India Acquisition Corp	S-1	333-257090	14	April 29, 2022

24.1*	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 17th day of April, 2023.

INVESTCORP INDIA ACQUISITION CORP

By:	/s/ Nikhil Kalghatgi
Name: Nikhil Kalghatgi Title: Principal Executive Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Nikhil Kalghatgi his or her attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Nikhil Kalghatgi Nikhil Kalghatgi	Principal Executive Officer and Director (Principal Executive Officer)	April 17, 2023

/s/ Dean Clinton Dean Clinton	Principal Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 17, 2023

/s/ Rishi Kapoor Rishi Kapoor	Director	April 17, 2023

/s/ Kunal Bahl Kunal Bahl	Director	April 17, 2023

/s/ Girish Vanvari Girish Vanvari	Director	April 17, 2023

/s/ Ashwini Asokan Ashwini Asokan	Director	April 17, 2023

/s/ Manpreet Singh Manpreet Singh	Director	April 17, 2023

Nikhil Kalghatgi Attorney-In-Fact