Form 10-Q
period 2023-03-31
Investcorp India Acquisition Corp
filed 2023-05-16
CIK 1852889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
As of May 15, 2023, there were

25,875,000
Class A ordinary shares, par value $0.0001, and
6,468,750
of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

INVESTCORP INDIA ACQUISITION CORP

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
INVESTCORP INDIA ACQUISITION CORP
CONDENSED BALANCE SHEETS

	March 31, 2023 (Unaudited)	December 31, 2022
ASSETS
Current Assets
Cash	$337,093	$635,565
Other assets – current	385,227	509,987

Total Current Assets	722,320	1,145,552
Other assets – non-current	183,508	183,345
Marketable securities held in Trust Account	273,168,584	270,278,722

Total Assets	$274,074,412	$271,607,619

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accrued expenses	$139,950	$206,748
Due to Sponsor	11,278	42,424

Total current liabilities	151,228	249,172
Warrant liability	2,031,751	1,479,713

Total liabilities	2,182,979	1,728,885

Commitments and Contingencies (Note 6)
Class A ordinary shares: 25,875,000 shares subject to possible redemption at redemption values	273,168,584	270,278,722
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; none outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,468,750 shares issued and outstanding (1)	647	647
Additional paid in capital	—	—
Accumulated deficit	(1,277,798)	(400,635)

Total Shareholders’ Deficit	(1,277,151)	(399,988)

Total Liabilities and Shareholders’ Deficit	$274,074,412	$271,607,619

(1)
On March 22, 2022, the Company surrendered 718,750
 shares of Class B ordinary shares as a result of updated terms of the proposed public offering. All share amounts and related information have been retroactively restated to reflect the surrender. Includes an aggregate of up to 843,750
 shares that were subject to forfeiture if the over-allotment option was not exercised in full by the underwriter (see Note 8). On May 12, 2022, the underwriter exercised the full over-allotment option.

The accompanying notes are an integral part of these unaudited condensed financial statements.

INVESTCORP INDIA ACQUISITION CORP
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31, 2023	For Three Months Ended March 31, 2022
Formation costs and operating expenses	$325,125	$—

Loss from operations	$(325,125)	$—
Other income:
Interest earned on marketable securities held in Trust Account	2,889,862	—
Change in fair value of warrant liability	(552,038)	—

Other income	2,337,824	—

Net income	$2,012,699	$—

Weighted average shares outstanding of Class A ordinary shares	25,875,000	—
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.06	$—

Weighted average shares outstanding of Class B ordinary shares (1)	6,468,750	5,625,000
Basic and diluted net income per common share	$0.06	$—

(1)
On March 22, 2022, the Company surrendered 718,750
 shares of Class B ordinary shares as a result of updated terms of the proposed public offering. All share amounts and related information have been retroactively restated to reflect the surrender. Includes an aggregate of up to 843,750
shares that were subject to forfeiture if the over-allotment option was not exercised
in full by the underwriter (see Note 8). On May 12, 2022, the underwriter exercised the full over-allotment option.

The accompanying notes are an integral part of these unaudited condensed financial statements.

INVESTCORP INDIA ACQUISITION CORP
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023
(UNAUDITED)

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance — December 31, 2022	6,468,750	$647	$—	$(400,635)	$(399,988)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(2,889,862)	(2,889,862)
Net income	—	—	—	2,012,699	2,012,699

Balance — March 31, 2023	6,468,750	$647	$—	$(1,277,798)	$(1,277,151)

INVESTCORP INDIA ACQUISITION CORP
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(UNAUDITED)

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance — December 31, 2021	6,468,750	$647	$24,353	$(3,587)	$21,413
Net loss	—	—	—	—	—

Balance — March 31, 2022	6,468,750	$647	$24,353	$(3,587)	$21,413

The accompanying notes are an integral part of these unaudited condensed financial statements.

INVESTCORP INDIA ACQUISITION CORP
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Cashflow from Operating Activities:
Net income	$2,012,699	$—
Adjustments to reconcile net income to net cash used in operating activities:
Change in value of warrant liability	552,038
Interest earned on marketable securities held in trust	(2,889,862)
Changes in operating assets and liabilities:
Other assets	124,597	—
Accounts payable and accrued expenses	(66,798)	—
Due to Sponsor	(31,146)

Net cash used in operating activities	(298,472)	—

Cashflow from Financing Activities:
Restricted cash received in advance related to the Initial Public Offering	—	16,087,400
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000

Net cash provided by financing activities	—	16,112,400

Net Change in Cash and Restricted Cash	(298,472)	16,112,400
Cash and restricted cash at the beginning of the period	635,565	—

Cash and Restricted Cash at the end of the period	$337,093	$16,112,400

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering expenses	$—	$158,285

Deferred offering costs paid through Due to Sponsor	$—	$26,196

Accretion of Class A ordinary shares subject to possible redemption	$2,889,862	$—
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
As of March 31, 2023, and for the period from February 19, 2021 (inception) through March 31, 2023, the Company had not yet commenced any operations. All activity for the period from February 19, 2021 (inception) through March 31, 2023, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The registration statement for the Company’s Initial Public Offering was declared effective on May 9, 2022. On May 12, 2022, the Company consummated the Initial Public Offering of 22,500,000 unit (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $225,000,000. Additionally, the underwriter exercised their over-allotment option in full, resulting in an additional 3,375,000 Units issued for an aggregate amount of $33,750,000, which is described in Note 3.
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
If the Company is unable to complete a Business Combination within 15 months from the closing of the Proposed Offering (the “Combination Period”) (or up to 21 months, if the Company extends the time to complete a Business Combination), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of applicable law. In the event the Company does not complete a Business Combination within the Combination Period, and in such event, the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Public Initial Offering price per Unit of $10.00.
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

Liquidity, Capital Resources, and Going Concern Consideration
As of March 31, 2023, the Company had $337,093 in cash and a working capital of $571,092.
The Company’s liquidity needs up to March 31, 2023, had been satisfied by funds from the Sponsor to cover certain offering expenses. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company a Working Capital Loans, as defined below (see Note 5). As of March 31, 2023, there were no amounts outstanding under any Working Capital Loans.
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
The Inflation Reduction Act of 2022, enacted in August 2022, imposes a 1
% excise tax on the fair market value of stock repurchased by “covered corporations” beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its shareholders. Because we are a “blank check” Cayman Islands corporations with no subsidiaries or previous merger or acquisition activity, we are not currently a “covered corporation” for this purpose. The amount of the Excise Tax is generally equal to
1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, there are certain other exceptions to the Excise Tax. The U.S. Department of the Treasury has been given authority to issue regulations or other guidance to carry out, and to prevent the avoidance of, the Excise Tax. The Treasury and the IRS recently have issued preliminary guidance regarding the application of this excise tax, but there can be no assurance that this guidance will be finally adopted in its current form. A repurchase that occurs in connection with a business combination with a U.S. target company might be subject to the Excise Tax, depending on the structure of the business combination and other transactions that might be engaged in during the relevant year.

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
The accompanying unaudited condensed financial statements should be read in conjunction with
the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 10, 2022, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on May 26, 2022. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.
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

As of March 31, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Use of Credit Risk
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $337,093 and $635,565 cash and no cash equivalents as of
March 31, 2023 and December 31, 2022, respectively.
Investments Held in Trust Account
As of March 31, 2023 and December 31, 2022, the Company had $
273,168,584
and $
270,278,722
, respectively, held in money market funds, which are invested primarily in U.S. Treasury Securities.

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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Income Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings per Share”. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregat
e of 843,750
Class B ordinary shares that are subject to forfeiture if the over- allotment option is not exercised by the underwriter (see Note 8). Diluted net income per share reflects the potential dilution that could occur if warrants were to be exercised or converted or otherwise resulted in issuance of Ordinary Shares that then shared in the earnings of the entity. As the exercise of the warrants are contingent upon the completion of a business combination, they have not been included in the calculation of diluted net income per share. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except share amounts) for the three months ended March 31, 2023 and March 31, 2022:

	For the Three Months Ended March 31, 2023		For the Three Months Ended March 31, 2022
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$1,610,159	$402,540	$—	$—
Denominator:
Basic and diluted weighted average shares outstanding	25,875,000	6,468,750	—	5,625,000

Basic and diluted net income per common share	$0.06	$0.06	$—	$—

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
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consists of legal, accounting, underwriting fees and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounted to $6,037,027, which was charged to shareholders’ equity upon the completion of the Initial Public Offering.
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
As of March 31, 2023, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross Proceeds	$258,750,000
Less:
Proceeds allocated to Public Warrants	(2,587,500)
Total stock issuance costs	(5,967,069)
Plus:
Accretion of carrying value to redemption value	20,083,291

Class A ordinary shares subject to possible redemption at December 31, 2022	$270,278,722
Plus:
Accretion of carrying value to redemption value	2,889,862
Class A ordinary shares subject to possible redemption at March 31, 2023	$273,168,584

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
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. The new standard is effective for companies that are SEC filers (except for smaller reporting companies) for fiscal years beginning after December 15, 2021, and interim periods within that year, and two years later for other companies. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2020. The standard can either be adopted on a modified retrospective or a full retrospective basis. The Company is still evaluating the impact on the Company’s financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 25,875,000 Units at a purchase price of $10.00 per Unit. Each Unit consisted of one Class A ordinary share, $0.0001 par value, and one-half
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 8).

1
1

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
Promissory Note — Related Party
On March 12, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Proposed Offering pursuant to a promissory note (the “Note”). The Note is non-interest
bearing and is payable on the earlier of (i) December 31, 2021 (which was amended to September 30, 2022, on January 25, 2022) or (ii) the consummation of the Initial Proposed Offering. As of March 31, 2023

and December 31, 2022, there were no amounts outstanding on the Note and it is no longer available to the Company.
Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $3,000,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2023 and December 31, 2022, the Company has not drawn on the Working Capital Loans
.
Due to Sponsor
The Sponsor has paid expenses on behalf of the Company prior to the Company’s Initial Public Offering. This amount is not interest bearing and due on demand by the Sponsor. As of March 31, 2023 and December 31, 2022, there was $11,278 and $42,424 due to Sponsor, respectively.

1
2

Extension Loans
If the Company anticipates that it may not be able to consummate its initial business combination within 15 months, the Company may, but is not obligated to, extend the period of time to consummate a Business Combination by an additional three months on two separate occasions (for a total of up to 21 months to complete a business combination). In order to extend the time available for us to consummate a Business Combination, the Sponsor (or its affiliates or designees), upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $2,587,500 ($0.10 per share), on or prior to the date of the applicable deadline. Any such payments would be funded from the proceeds of a non-interest-bearing
loan between the Sponsor and the Company (the “Extension Loans”). Such Extension Loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The terms of the warrants would be identical to the terms of the private placement warrants. If the Company completes a Business Combination, the Company would repay such Extension Loans out of the proceeds of the trust account released to the Company. There were no amounts outstanding on the extension loans as of March 31, 2023 and December 31, 2022.
Administrative Services Agreement
Commencing on the date of the Initial Public Offering and until completion of the Company’s initial business combination or liquidation, the Company will make a payment of a monthly fee of $10,000 to the Sponsor for office space, utilities and secretarial and administrative services provided to the Company. As of March 31, 2023 and December 31, 2022, there was $30,000 and $60,000 recorded in accrued expenses, respectively.
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

1
3

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

1
4

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
NOTE 8. SHAREHOLDERS’ DEFICIT
Preference Shares — The Company is authorized to issue 1,000,000 preference shares of $0.0001 par value. At March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class A Ordinary Shares — The Company is authorized to issue up to 479,000,000 Class A ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were no Class A ordinary shares issued or outstanding, excluding 25,875,000 Class A ordinary shares subject to possible redemption.

1
5

Class B Ordinary Shares — The Company is authorized to issue up to 20,000,000 Class B ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 6,468,750 Class B ordinary shares issued and outstanding, respectively.
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
As of March 31, 2023 and December 31, 2022, investments held in the Trust Account were comprised of $
273,168,584
and $
270,278,722
in money market funds, which are invested primarily in U.S. Treasury Securities, respectively.
 During the three months ended March 31, 2023

and March 31, 2022, respectively, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2023	December 31, 2022
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$273,168,584	$270,278,722
Liabilities:
Public Warrants	1	$905,625	$675,338
Private Warrants	3	$1,126,125	$804,375

1
6

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. During the period there were no transfers to/from Levels 1 and 3.
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
The following table provides quantitative information regarding Level 3 fair value measurements:

	March 31, 2023	December 31, 2022
	Private Warrants	Private Warrants
Stock Price	$10.52	$10.34
Exercise Price	$11.50	$11.50
Risk-free rate of interest	3.60%	3.99%
Volatility	14.56%	0.5%
Term	2.5 years	2.8 years
The Private Placement Warrants were initially and subsequently valued using a Binomial Option Pricing model, which is considered to be a Level 3 fair value measurement. The fair value of Public Warrants issued in connection with the Initial Public Offering were initially measured using a Binomial Option Pricing model and at March 31, 2023 and December 31, 2022 are measured based on the listed market price of such warrants, a Level 1 measurement.
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

Fair value as of January 1, 2023	$804,375
Change in fair value (1)	321,750

Fair value as of March 31, 2023	$1,126,125
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

1
7

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from February 19, 2021 (inception) through March 31, 2023, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and after our Initial Public Offering, identifying target companies for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended March 31, 2023, we had net income of $2,012,699, which consists of operating costs of $325,125, offset by interest earned from marketable securities held in the Trust Account of $2,889,862 and change in fair value of warrants of $552,038. For the three months ended March 31, 2022, we had a net loss of $0 and no activity per the Statement of Operations.

Liquidity, Capital Resources and Going Concern

As of March 31, 2023, the Company had $337,093 in its operating bank account and a working capital of $571,092.

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

For the three months ended March 31, 2023, cash used in operating activities was $298,742. Net income of $2,012,699 was affected by a gain on the change in the fair value of the warrant liability of $552,038 and interest income of $2,889,862. Changes in operating assets and liabilities used $26,653 of cash for operating activities. For the three months ended March 31, 2022, we had a net loss of $0 and no cash provided by or used in operating activities.

As of March 31, 2023, we had cash held in the Trust Account of $273,168,584. Interest income on the balance in the Trust Account may be used by us to pay taxes. We intend to use substantially all of the funds held the Trust Account and the proceeds from the sale of the forward purchase shares to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, we had cash of $337,093 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, and December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Promissory Note—Related Party

On March 12, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) December 31, 2021 (which was amended to September 30, 2022, on January 25, 2022), or (ii) the consummation of the Initial Public Offering. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding on the Note and it is no longer available to the Company.

Underwriter’s Agreement

The Company granted the underwriter a 45-day option to purchase up to 3,375,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. Concurrently with the consummation of the IPO, the underwriters exercised the over- allotment option to purchase an additional 3,375,000 units.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our current chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Based on this evaluation, our chief executive officer and chief financial officer have concluded that, during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2023, because of an identified material weakness in our internal control over financial reporting. The material weakness identified relates to an ineffective review control to prevent or detect a material misstatement, which resulted in a material adjustment to accrued expenses in relation to the filing of its Form 8-K on May 26, 2022.

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

Management’s Report on Internal Controls Over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in (i) our final prospectus for our Initial Public Offering filed with the SEC on May 10, 2022, and (ii) our annual report on Form 10-K filed with the SEC on April 17, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in (i) our final prospectus for our Initial Public Offering filed with the SEC on May 10, 2022 or (ii) our annual report on Form 10-K filed with the SEC on April 17, 2023, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Use of Proceeds

In connection with the Initial Public Offering, we incurred offering costs of $6,037,027, consisting of $5,175,000 of underwriting fees, and $862,027 of other offering costs. After deducting the underwriting discounts and commissions and the Initial Public Offering expenses, $266,512,500 of the net proceeds from our Initial Public Offering and from the Private Placement of the Private Placement Warrants was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described in the initial public offering prospectus.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

**These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTCORP INDIA ACQUISITION CORP

/s/ Nikhil Kalghatgi	May 15, 2023
Name: Nikhil Kalghatgi
Title: Principal Executive Officer

25