Form 10-Q
period 2023-06-30
Investcorp India Acquisition Corp
filed 2023-08-17
CIK 1852889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
of the Exchange Act).    Yes  ☒    No  ☐
As of August 14, 2023, there were
9,789,446 Class A ordinary shares, par value $0.0001, and 6,468,750 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

INVESTCORP INDIA ACQUISITION CORP

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
INVESTCORP INDIA ACQUISITION CORP
CONDENSED BALANCE SHEETS

	June 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Current Assets
Cash	$111,168	$635,565
Other assets – current	443,279	509,987

Total current assets	554,447	1,145,552
Other assets – non-current	—	183,345
Marketable securities held in Trust Account	276,389,817	270,278,722

Total Assets	$276,944,264	$271,607,619

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$281,755	$206,748
Due to Sponsor	38,685	42,424

Total current liabilities	320,440	249,172
Warrant liability	1,199,813	1,479,713

Total Liabilities	1,520,253	1,728,885

Commitments and Contingencies (Note 6)
Class A ordinary shares: 25,875,000 shares subject to possible redemption at redemption values	276,389,817	270,278,722
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no ne outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; no ne outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,468,750 shares issued and outstanding (1)	647	647
Additional paid in capital	—	—
Accumulated deficit	(966,453)	(400,635)

Total Shareholder’s Deficit	(965,806)	(399,988)

Total Liabilities and Shareholder’s Deficit	$276,944,264	$271,607,619

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

INVESTCORP INDIA ACQUISITION CORP
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Formation costs and operating expenses	$520,593	$523,547	$845,718	$523,547

Loss from operations	$(520,593)	$(523,547)	$(845,718)	$(523,547)
Other income:
Interest earned on marketable securities held in Trust Account	3,221,233	261,996	6,111,095	261,996
Change in fair value of warrant liability	831,938	1,451,250	279,900	1,451,250

Other income	4,053,171	1,713,246	6,390,995	1,713,246

Net income	$3,532,578	$1,189,699	$5,545,277	$1,189,699

Weighted average shares outstanding of Class A ordinary shares	25,875,000	13,932,692	25,875,000	7,004,834
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.11	0.06	0.17	0.09

Weighted average shares outstanding of Class B ordinary shares (1)	6,468,750	6,468,750	6,468,750	6,468,750
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.11	$0.06	$0.17	$0.09

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

INVESTCORP INDIA ACQUISITION CORP
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE
 THREE AND
SIX MONTHS ENDED JUNE 30, 2023
(UNAUDITED)

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Deficit
	Shares	Amount
Balance — December 31, 2022	6,468,750	$647	$—	$(400,635)	$(399,988)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(2,889,862)	(2,889,862)
Net income	—	—	—	2,012,699	2,012,699

Balance — March 31, 2023	6,468,750	$647	$—	$(1,277,798)	$(1,277,151)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(3,221,233)	(3,221,233)
Net income	—	—	—	3,532,578	3,532,578

Balance — June 30, 2023	6,468,750	$647	$—	$(966,453)	$(965,806)

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE
 THREE AND
SIX MONTHS ENDED JUNE 30, 2022
(UNAUDITED)

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance — December 31, 2021	6,468,750	$647	$24,353	$(3,587)	$21,413
Net loss	—	—	—	—	—
Balance — March 31, 2022	6,468,750	$647	$24,353	$(3,587)	$21,413
Accretion of Class A ordinary shares subject to possible redemption	—	—	(12,894,353)	(3,684,712)	(16,579,065)
Excess cash received over fair value for private placement warrants	—	—	12,870,000	—	12,870,000
Net income	—	—	—	1,189,699	1,189,699

Balance — June 30, 2022	6,468,750	$647	$—	$(2,498,600)	$(2,497,953)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INVESTCORP INDIA ACQUISITION CORP
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Cashflow from Operating Activities:
Net income	$5,545,277	$1,189,699
Adjustments to reconcile net income to net cash used in operating activities:
Change in value of warrant liability	(279,900)	(1,451,250)
Interest earned on marketable securities held in Trust Account	(6,111,095)	(261,996)
Changes in operating assets and liabilities:
Other assets	250,053	(968,777)
Accrued expenses	75,007	286,221
Due to Sponsor	(3,739)	(269,490)

Net cash used in operating activities	(524,397)	(1,475,593)

Cashflow from Investing Activities:
Investment of cash into Trust Account	—	(266,512,500)

Net cash provided by investing activities	—	—

Cashflow from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	253,575,000
Proceeds from sale of Private Placements Warrants	—	16,087,500
Advances from Sponsor	—	25,000
Payment of offering costs	—	(469,891)

Net cash provided by financing activities	—	269,217,609

Net Change in Cash and Restricted Cash	(524,397)	1,229,516
Cash and restricted cash at the beginning of the period	635,565	—

Cash and Restricted Cash at the end of the period	$111,168	$1,229,516

Non-cash investing and financing activities:
Accretion of Class A ordinary shares subject to possible redemption	$6,111,095	$—

Deferred offering costs paid through Due to Sponsor	$—	$325,765

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
As of June 30, 2023, and for the period from February 19, 2021 (inception) through June 30, 2023, the Company had not yet commenced any operations. All activity for the period from February 19, 2021 (inception) through June 30, 2023, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
If the Company is unable to complete a Business Combination within 15 months from the closing of the Proposed Offering (the “Combination Period”) (or up to 21 months, if the Company extends the time to complete a Business Combination), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per- share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of applicable law. In the event the Company does not complete a Business Combination within the Combination Period, and in such event, the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Public Initial Offering price per Unit of $10.00.
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

Liquidity, Capital Resources, and Going Concern Consideration
As of June 30, 2023, the Company had $111,168 in cash and a working capital of $234,007.
The Company’s liquidity needs up to June 30, 2023, had been satisfied by funds from the Sponsor to cover certain offering expenses. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company a Working Capital Loans, as defined below (see Note 5). As of June 30, 2023, there were no amounts outstanding under any Working Capital Loans.
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
In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company originally had until August 12, 2023, 15 months from the closing of the IPO, to consummate a Business Combination. As approved by its shareholders at the Meeting (defined below), the Company extended the time to complete a Business Combination to August 12, 2024, 23 months from the closing of the IPO). It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by August 12, 2024, there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that this financial statement is issued. This financial statement does not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
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
Company’s annual report on
Form 10-K
for the year ended December 31, 2022 and filed with the SEC on April 17, 2023. The interim results for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of June 30, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $111,168 and $635,565 cash and no cash equivalents as of June 30, 2023, and December 31, 2022, respectively.
Investments Held in Trust Account
As of June 30, 2023, and December 31, 2022, the Company had $276,389,817 and $270,278,722, respectively, held in money market funds, which are invested primarily in U.S. Treasury Securities.
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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except share amounts) for the three and six months ended June 30, 2023, and June 30, 2022:

	For the Three Months Ended June 30,
	2023		2022
	Class A, Ordinary Shares	Class B, Ordinary Shares	Class A, Ordinary Shares	Class B, Ordinary Shares
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$2,826,062	$706,516	$812,477	$377,222
Denominator:
Basic and diluted weighted average shares outstanding	25,875,000	6,468,750	13,932,692	6,468,750

Basic and diluted net income per ordinary share	$0.11	$0.11	$0.06	$0.06

	For the Six Months Ended June 30,
	2023		2022
	Class A, Ordinary Shares	Class B, Ordinary Shares	Class A, Ordinary Shares	Class B, Ordinary Shares
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$4,436,222	$1,109,055	$618,517	$571,182
Denominator:
Basic and diluted weighted average shares outstanding	25,875,000	6,468,750	7,004,834	6,468,750

Basic and diluted net income per ordinary share	$0.17	$0.17	$0.09	$0.09

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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as stockholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, the Class A ordinary shares is subject to possible redemption and is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital (to the extent available) and accumulated deficit.
As of June 30, 2023, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross Proceeds	$258,750,000
Less:
Proceeds allocated to Public Warrants	(2,587,500)
Total stock issuance costs	(5,967,069)
Plus:
Accretion of carrying value to redemption value	20,083,291

Class A ordinary shares subject to possible redemption at December 31, 2022	$270,278,722
Plus:
Accretion of carrying value to redemption value	6,111,095

Class A ordinary shares subject to possible redemption at June 30, 2023	$276,389,817

Warrant Liability
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
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
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current
based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
Recently Issued Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
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
Promissory Note — Related Party
On March 12, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Proposed Offering pursuant to a promissory note (the “Note”). The Note is non-interest
bearing and is payable on the earlier of (i) December 31, 2021 (which was amended to September 30, 2022, on January 25, 2022) or (ii) the consummation of the Initial Proposed Offering. As of June 30, 2023, and December 31, 2022, there were no amounts outstanding on the Note and it is no longer available to the Company.
Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $3,000,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2023, and December 31, 2022, the Company has not drawn on the Working Capital Loans.
Due to Sponsor
The Sponsor has paid expenses on behalf of the Company prior to the Company’s Initial Public Offering. This amount is not interest bearing and due on demand by the Sponsor. As of June 30, 2023, and December 31, 2022, there was $38,685 and $42,424 due to Sponsor, respectively.
Extension Loans
If the Company anticipates that it may not be able to consummate its initial business combination within 15 months from the date of the IPO
, the Company may, but is not obligated to, extend the period of time to consummate a Business Combination by an additional three months on two separate occasions (for a total of up to 21 months to complete a business combination). In order to extend the time available for us to consummate a Business Combination, the Sponsor (or its affiliates or designees), upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $2,587,500 ($0.10 per share), on or prior to the date of the applicable deadline. Any such payments would be funded from the proceeds of a non-interest-bearing
loan between the Sponsor and the Company (the “Extension Loans”). Such Extension Loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The terms of the warrants would be identical to the terms of the private placement warrants. If the Company completes a Business Combination, the Company would repay such Extension Loans out of the proceeds of the trust account released to the Company. There were no amounts outstanding on the extension loans as of June 30, 2023, and December 31, 2022.
A
s a result of the shareholders’ vote held on August 11, 2023 the Company ha
s agreed to contribute (each such contribution, a “
Contribution
”) into the Company’s Trust Account the lessor or (x) an aggregate of $100,000 or (y) $0.025 per share for each Class A ordinary share included as a part of the units sold in the Company’s IPO (including any shares issued in exchange thereof) that are not redeemed at the Meeting for each monthly period (commencing on August 12, 2023 and ending on the 12th day of each subsequent month), or portion thereof, until the earlier of the completion of the initial business combination or August 12, 2024. For the avoidance of doubt, the maximum aggregate Contributions to the Trust Account shall not exceed $1,200,000 based on up to twelve monthly Contributions through August 12, 2024.

Administrative Services Agreement
Commencing on the date of the Initial Public Offering and until completion of the Company’s initial business combination or liquidation, the Company will make a payment of a monthly fee of $10,000 to the Sponsor for office space, utilities and secretarial and administrative services provided to the Company. As of June 30, 2023 and December 31, 2022, there was $60,000 and $30,000 recorded in accrued expenses, respectively.
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
NOTE 7. WARRANT LIABILITY
The Company accounts for the 29,025,000 warrants issued in connection with the Initial Public Offering (the 16,087,500 Private Warrants and the 12,937,500 Public Warrants) in accordance with the guidance contained in ASC 480 and ASC
815-40,
Derivatives and Hedging. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability is subject to re-measurement
at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed
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

The Private Placement Warrants will be identical to the Public Warrants included in the Units being sold in the Proposed Offering, except that the Private Placement Warrants will and the ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their per mi
tted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
NOTE 8. SHAREHOLDERS’ (DEFICIT) EQUITY
Preference Shares — The Company is authorized to issue 1,000,000 preference shares of $0.0001 par value. At June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class A Ordinary Shares — The Company is authorized to issue up to 479,000,000 Class A ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At of June 30, 2023, and December 31, 2022, there were 25,875,000 Class A ordinary shares issued and outstanding.
Class B Ordinary Shares — The Company is authorized to issue up to 20,000,000 Class B ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 6,468,750 Class B ordinary shares issued and outstanding, respectively.
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

As of June 30, 2023, and December 31, 2022, investments held in the Trust Account were comprised of $276,389,817 and $270,278,722 in money market funds, which are invested primarily in U.S. Treasury Securities, respectively. During the quarterly period ended June 30, 2023 and December 31, 2022, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2023	December 31, 2022
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$276,389,817	$270,278,722
Liabilities:
Public Warrants	1	$556,313	$675,338
Private Warrants	3	$643,500	$804,375
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
The following table provides quantitative information regarding Level 3 fair value measurements:

	June 30, 2023	December 31, 2022
	Private Warrants	Private Warrants
Stock Price	$10.70	$10.34
Exercise Price	$11.50	$11.50
Risk-free rate of interest	4.13%	3.99%
Volatility	0.50%	0.50%
Term	1.8 years	2.8 years
The Private Placement Warrants were initially and subsequently valued using a Binomial Option Pricing model, which is considered to be a Level 3 fair value measurement. The fair value of Public Warrants issued in connection with the Initial Public Offering were initially measured using a Binomial Option Pricing model and at June 30, 2023 and December 31, 2022 are measured based on the listed market price of such warrants, a Level 1 measurement.
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

Fair value as of January 1, 2023	$804,375
Change in fair value (1)	(160,875)

Fair value As of June 30, 2023	$643,500

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the condensed statements of operations.

NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, other than below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
As approved by its shareholders at an extraordinary general meeting of shareholders held on August 11, 2023 (the “Meeting”), on August 11, 2023, the Company adopted its second amended and restated memorandum and articles of incorporation (the “Charter Amendment”), giving the Company the right to extend the date by which the Company has to consummate a business combination to August 12, 2024. In Connection with the shareholders’ vote at the Meeting,
16,085,554 ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rate portion of the funds held in the Trust Account. As a result, approximately $171,793,717 (approximately $10.68 per share) was removed from the Trust Account to pay such holders and approximately $104,596,100 remained in the Trust Account as of the date of payment. Following the aforementioned redemptions, the Company had 9,789,446
 Class A Ordinary Shares outstanding.) The Company has also agreed to contribute (each such contribution, a “
Contribution
”) into the Company’s Trust Account the lessor or (x) an aggregate of $
100,000 or (y) $0.025 per share for each Class A ordinary share included as a part of the units sold in the Company’s IPO (including any shares issued in exchange thereof) that are not redeemed at the Meeting for each monthly period (commencing on August 12, 2023 and ending on the 12th day of each subsequent month), or portion thereof, until the earlier of the completion of the initial business combination or August 12, 2024. For the avoidance of doubt, the maximum aggregate Contributions to the Trust Account shall not exceed $1,200,000 based on up to twelve monthly Contributions through August 12, 2024.
The Charter Amendment will also eliminate the limitation that the Company shall not redeem public shares to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001.
Promissory Note
On August 9, 2023 , the Sponsor agreed to loan the Company an aggregate of up to $1,200,000 to cover expenses related to the Contributions (the “2023 Note”). The 2023 Note is non-interest bearing and is payable on the earlier of (i) August 12, 2024, or (ii) the consummation of a Business Combination. Upon receiving notice of the closing of a Business Combination, the Sponsor shall convert the unpaid principal balance of the 2023 Note into a number of non-transferable, non-redeemable ordinary shares of the Company equal to (x) the principal amount of the 2023 Note being converted, divided by (y) the conversion price of $10.00, rounded up to the nearest whole number of shares. On August
10
, 2023 the Company drew
$100,000
on the 2023 Note.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from February 19, 2021 (inception) through June 30, 2023, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and after our Initial Public Offering, identifying target companies for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended June 30, 2023, we had net income of $3,532,578, which consists of operating costs of $520,593, offset by interest earned from marketable securities held in the Trust Account of $3,221,233 and change in fair value of warrants of $831,938. For the three months ended June 30, 2022, we had a net income of $1,189,699, which consists of operating costs of $523,547, offset by interest earned from marketable securities held in the Trust Account of $261,996 and change in fair value of warrants of $1,451,250.

For the six months ended June 30, 2023, we had net income of $5,545,277, which consists of operating costs of $845,718, offset by interest earned from marketable securities held in the Trust Account of $6,111,095 and change in fair value of warrants of $279,900. For the six months ended June 30, 2022, we had a net income of $1,189,699, which consists of operating costs of $523,547, offset by interest earned from marketable securities held in the Trust Account of $261,996 and change in fair value of warrants of $1,451,250.

Liquidity, Capital Resources, and Going Concern Consideration

As of June 30, 2023, the Company had $111,168 in cash and a working capital of $234,007.

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

For the six months ended June 30, 2023, cash used in operating activities was $524,397. Net income of $ $5,545,277 was affected by a gain on the change in the fair value of the warrant liability of $279,900 and interest income of $6,111,095. Changes in operating assets and liabilities used $321,321 of cash for operating activities.

For the six months ended June 30, 2022, cash used in operating activities was $1,475,593. Net income of $1,189,699 was affected by a gain on the change in the fair value of the warrant liability of $1,451,250 and interest income of $261,996. Changes in operating assets and liabilities used $952,046 of cash for operating activities.

As of June 30, 2023, we had cash held in the Trust Account of $276,389,817. Interest income on the balance in the Trust Account may be used by us to pay taxes. We intend to use substantially all of the funds held the Trust Account and the proceeds from the sale of the forward purchase shares to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2023, we had cash of $111,168 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 12, 2024, 23 months from the closing of the IPO, to consummate a Business Combination unless an extension is granted.. It is uncertain that the Company will be able to consummate an initial Business Combination within this time. If an initial Business Combination is not consummated within this time, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 12, 2024.

Off-Balance Sheet Arrangements

As of June 30, 2023, and December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than described below:

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants) will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements

Working Capital Loans

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

Promissory Note—Related Party

On March 12, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) December 31, 2021 (which was amended to September 30, 2022, on January 25, 2022), or (ii) the consummation of the Initial Public Offering. As of June 30, 2023 and December 31, 2022, there were no amounts outstanding on the Note and it is no longer available to the Company.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, the Class A ordinary shares is subject to possible redemption and is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital (to the extent available) and accumulated deficit.

Warrants

The Company accounts for the Warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and the applicable authoritative guidance in ASC 480, and ASC 815. The assessment considers whether they are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company’s own ordinary shares and whether the holders of the Warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our current chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Based on this evaluation, our chief executive officer and chief financial officer have concluded that, during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2023, because of an identified material weakness in our internal control over financial reporting. The material weakness identified relates to an ineffective review control to prevent or detect a material misstatement, which resulted in a material adjustment to accrued expenses in relation to the filing of its Form 8-K on May 26, 2022.

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

PART II – OTHER INFORMATION

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
**

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

INVESTCORP INDIA ACQUISITION CORP

/s/ Nikhil Kalghatgi	August 16, 2023
Name: Nikhil Kalghatgi
Title: Principal Executive Officer