Form 10-Q
period 2023-09-30
Investcorp India Acquisition Corp
filed 2023-12-01
CIK 1852889

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

12b-2

of the Exchange Act).    Yes  ☒    No  ☐
As of November 30
, 2023, there were 9,789,446 Class A ordinary shares, par value $0.0001, and 6,468,750 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

INVESTCORP INDIA ACQUISITION CORP

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	1
	Condensed Statements of Operations for the three and nine months ended September 30, 2023 (Unaudited) and September 30, 2022 (Unaudited)	2
	Condensed Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2023 (Unaudited) and September 30, 2022 (Unaudited)	3
	Condensed Statements of Cash Flows for the nine months ended September 30, 2023 (Unaudited) and September 30, 2022 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	27

PART I—FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS.
INVESTCORP INDIA ACQUISITION CORP
CONDENSED BALANCE SHEETS

	September 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Current Assets
Cash	$30,414	$635,565
Other assets – current	317,822	509,987

Total current assets	348,236	1,145,552
Other assets – non-current	—	183,345
Investments held in Trust Account	106,318,563	270,278,722

Total Assets	$106,666,799	$271,607,619

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$536,304	$206,748
Promissory note – related party	200,000	—
Due to Sponsor	39,435	42,424

Total current liabilities	775,739	249,172
Warrant liability	2,031,751	1,479,713

Total Liabilities	2,807,409	1,728,885

Commitments and Contingencies (Note 6)
Class A common stock: 9,789,446 and 25,875,000 shares subject to possible redemption at September 30, 2023 and December 31, 2022, respectively	106,318,563	270,278,722
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 s hares authorized; none issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,468,750 shares issued and outstanding (1)	647	647
Additional paid in capital	—	—
Accumulated deficit	(2,459,901)	(400,635)

Total Shareholders’ Deficit	(2,459,254)	(399,988)

Total Liabilities and Shareholders’ Deficit	$106,666,799	$271,607,619

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

INVESTCORP INDIA ACQUISITION CORP
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Formation costs and operating expenses	$461,510	$273,246	$1,307,228	$796,793

Loss from operations	$(461,510)	$(273,246)	$(1,307,228)	$(796,793)
Other income:
Interest earned on investments held in Trust Account	2,503,463	1,204,462	8,614,558	1,466,458
Change in fair value of warrant liability	(831,938)	1,451,250	(552,038)	2,902,500

Other income	1,671,525	2,655,712	8,062,520	4,368,958

Net income	$1,210,015	$2,382,466	$6,755,292	$3,572,165

Weighted average shares outstanding of Class A ordinary shares	18,274,134	25,875,000	23,341,378	13,364,011
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.05	$0.07	$0.23	$0.18

Weighted average shares outstanding of Class B ordinary shares (1)	6,468,750	6,468,750	6,468,750	6,682,005
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.05	$0.07	$0.23	$0.18

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

INVESTCORP INDIA ACQUISITION CORP
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023
(UNAUDITED)

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance — December 31, 2022	6,468,750	$647	$—	$(400,635)	$(399,988)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(2,889,862)	(2,889,862)
Net income	—	—	—	2,012,699	2,012,699

Balance — March 31, 2023	6,468,750	$647	$—	$(1,277,798)	$(1,277,151)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(3,221,233)	(3,221,233)
Net income	—	—	—	3,532,578	3,532,578

Balance — June 30, 2023	6,468,750	$647	—	(966,453)	(965,806)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(2,703,463)	(2,703,463)
Net Income	—	—	—	1,210,015	1,210,015

Balance — September 30, 2023	6,468,750	647	—	(2,459,901)	(2,459,254)

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022
(UNAUDITED)

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance — December 31, 2021	6,468,750	$647	$24,353	$(3,587)	$21,413
Net loss	—	—	—	—	—

Balance — March 31, 2022	6,468,750	$647	$24,353	$(3,587)	$21,413
Excess cash received over fair value for private placement warrants	—	—	12,870,000		12,870,000
Accretion of Class A ordinary shares subject to possible redemption	—	—	(12,894,353)	(3,684,712)	(16,579,065)
Net Income	—	—	—	1,189,699	1,189,699

Balance — June 30, 2022	6,468,750	$647	$—	$(2,498,600)	$(2,497,953)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(1,204,462)	(1,204,462)
Net Income	—	—	—	2,382,466	2,382,466

Balance — September 30, 2022	6,468,750	$647	$—	$(1,320,596)	$(1,319,949)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INVESTCORP INDIA ACQUISITION CORP
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Cashflow from Operating Activities:
Net income	$6,755,292	$3,572,165
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	552,038	(2,902,500)
Interest earned on investments held in Trust Account	(8,614,558)	(1,466,458)
Changes in operating assets and liabilities:
Other assets	375,510	(826,074)
Accrued expenses	329,556	78,150
Due to Sponsor	(2,989)	(302,528)

Net cash used in operating activities	(605,151)	(1,847,245)

Cashflow from Investing Activities:
Investment of cash into Trust Account	172,774,717	(266,512,500)
Cash deposited in Trust Account	(200,000)	—

Net cash provided by (used in) investing activities	172,574,717	(266,512,500)

Cashflow from Financing Activities:
Payments to Redeeming Shareholders	(172,774,717)	—
Proceeds from Sale of Units, net of underwriting discounts paid		253,575,000
Proceeds from promissory note – related party	200,000	—
Proceeds from sale of Private Placements Warrants	—	16,087,500
Advances from Sponsor	—	25,000
Payment of offering costs	—	(469,891)

Net cash (used in) provided by financing activities	(172,574,717)	269,217,609

Net Change in Cash	(605,151)	857,864
Cash at the beginning of the period	635,565	—

Cash at the end of the period	$30,414	$857,864

Non-cash investing and financing activities:

Accretion of Class A ordinary shares subject to possible redemption	$8,814,558	$—

Deferred offering costs paid through Due to Sponsor	$—	$325,765

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
As of September 30, 2023, and for the period from February 19, 2021 (inception) through September 30, 2023, the Company had not yet commenced any operations. All activity for the period from February 19, 2021 (inception) through September 30, 2023, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
On August 11, 2023 shareholders of the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, the Company’s shareholders approved the proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to give the Company the right to extend the date by which it has to consummate a business combination from August 12, 2023 to August 12, 2024.
In connection with the Extension Amendment Proposal, the Sponsor has agreed to contribute (each such contribution, a “Contribution”) into the Company’s Trust Account the lessor or (x) an aggregate of $100,000 or (y) $0.025 per share for each Class A ordinary share included as a part of the units sold in the Company’s initial public offering (including any shares issued in exchange thereof) that are not redeemed at the Extraordinary General Meeting for each monthly period (commencing on August 12, 2023 and ending on the 12th day of each subsequent month), or portion thereof, until the earlier of the completion of the initial business combination or August 12, 2024. Additionally, the maximum aggregate Contributions to the Trust Account shall not exceed $1,200,000 based on up to twelve monthly Contributions through August 12, 2024.
At the Extraordinary General Meeting, the shareholders of record were provided the opportunity to exercise their redemption rights (the “Extension Amendment Proposal”). Holders of 16,085,554 shares of Class A ordinary shareholders exercised their right to redemption at a per share redemption price of approximately $10.74. On August 18, 2023, a total of $172,774,717 in redemption payments were made in connection with this redemption. Following the redemption, the Company had a total of 9,789,446 shares of Class A ordinary shares outstanding.
If the Company is unable to complete a Business Combination within the combination period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-
share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of applicable law. In the event the Company does not complete a Business Combination within the Combination Period, and in such event, the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Public Initial Offering price per Unit of $10.00.

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
Liquidity, Capital Resources, and Going Concern Consideration
As of September 30, 2023, the Company had $30,414 in cash and a working capital deficit of $427,503.
The Company’s liquidity needs up to September 30, 2023, had been satisfied by funds from the Sponsor to cover certain offering expenses. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company a Working Capital Loans, as defined below (see Note 5). As of September 30, 2023, there were no amounts outstanding under any Working Capital Loans.
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
In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company originally had until August 12, 2023, 15 months from the closing of the IPO, to consummate a Business Combination. As approved by its shareholders, the Company extended the time to complete a Business Combination to August 12, 2024, 23 months from the closing of the IPO). It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by August 12, 202
4, there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that this financial statement is issued. This financial statement does not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
Risks and Uncertainties
Management is currently evaluating the impact of the
COVID-19
pandemic and geopolitical instability, such as the military conflict in Ukraine and the Middle East, and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Proposed Offering, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of September 30, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $30,414 and $635,565 cash and no cash equivalents as of September 30, 2023, and December 31, 2022, respectively.
Investments Held in Trust Account
As of September 30, 2023, and December 31, 2022, the Company had $106,318,563 and $270,278,722, respectively, held in money market funds, which are invested primarily in U.S. Treasury Securities.

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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except share amounts) for the three and nine months ended September 30, 2023, and September 30, 2022:

	For the Three Months Ended September 30,
	2023		2022
	Class A, Ordinary Shares	Class B, Ordinary Shares	Class A, Ordinary Shares	Class B, Ordinary Shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$893,670	$316,345	$1,905,973	$476,493
Denominator:
Basic and diluted weighted average shares outstanding	18,274,134	6,468,750	25,875,000	6,468,750

Basic and diluted net income per ordinary share	$0.05	$0.05	$0.07	$0.07

	For the Nine Months Ended September 30,
	2023		2022
	Class A, Ordinary Shares	Class B, Ordinary Shares	Class A, Ordinary Shares	Class B, Ordinary Shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$5,289,404	$1,465,888	$2,381,443	$1,190,722
Denominator:
Basic and diluted weighted average shares outstanding	23,341,378	6,468,750	13,364,011	6,682,005

Basic and diluted net income per ordinary share	$0.23	$0.23	$0.18	$0.18

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
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consists of legal, accounting, underwriting fees and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounted to $6,037,027, which was charged to shareholders’ equity upon the completion of the Initial Public Offering.
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
As of September 30, 2023, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross Proceeds	$258,750,000
Less:
Proceeds allocated to Public Warrants	(2,587,500)
Total stock issuance costs	(5,967,069)
Plus:
Accretion of carrying value to redemption value	20,083,291

Class A ordinary shares subject to possible redemption at December 31, 2022	$270,278,722
Plus:
Accretion of carrying value to redemption value	8,814,558
Less:
Shares redeemed in August 2023	(172,774,717)

Class A ordinary shares subject to possible redemption at September 30, 2023	$106,318,563

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
Promissory Note — Related Party
On March 12, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Proposed Offering pursuant to a promissory note (the “Note”). The Note is non-interest
bearing and is payable on the earlier of (i) December 31, 2021 (which was amended to September 30, 2022, on January 25, 2022) or (ii) the consummation of the Initial Proposed Offering. As of September 30, 2023, and December 31, 2022, there were no amounts outstanding on the Note and it is no longer available to the Company.

Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $3,000,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2023, and December 31, 2022, the Company has not drawn on the Working Capital Loans.
Due to Sponsor
The Sponsor has paid expenses on behalf of the Company prior to the Company’s Initial Public Offering. This amount is not interest bearing and due on demand by the Sponsor. As of September 30, 2023, and December 31, 2022, there was $39,435 and $42,424 due to Sponsor, respectively.
Extension Loans — related party
If the Company anticipates that it may not be able to consummate its initial business combination within 15 months, the Company may, but is not obligated to, extend the period of time to consummate a Business Combination by an additional three months on two separate occasions (for a total of up to 21 months to complete a business combination). In order to extend the time available for us to consummate a Business Combination, the Sponsor (or its affiliates or designees), upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $2,587,500 ($0.10 per share), on or prior to the date of the applicable deadline. Any such payments would be funded from the proceeds of a non-interest-bearing
loan between the Sponsor and the Company (the “Extension Loans”). Such Extension Loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The terms of the warrants would be identical to the terms of the private placement warrants. If the Company completes a Business Combination, the Company would repay such Extension Loans out of the proceeds of the trust account released to the Company. There were no amounts outstanding on the extension loans as of September 30, 2023, and December 31, 2022.
As a result of the shareholders’ vote held on August 11, 2023, the Company has agreed to contribute (each such contribution, a “Contribution”) into the Company’s Trust Account the lessor or (x) an aggregate of $100,000 or (y) $0.025 per share for each Class A ordinary share included as a part of the units sold in the Company’s IPO (including any shares issued in exchange thereof) that are not redeemed at the Meeting for each monthly period (commencing on August 12, 2023 and ending on the 12th day of each subsequent month), or portion thereof, until the earlier of the completion of the initial business combination or August 12, 2024. For the avoidance of doubt, the maximum aggregate Contributions to the Trust Account shall not exceed $1,200,000 based on up to twelve monthly Contributions through August 12, 2024.
Promissory Note
On August 9, 2023, the Sponsor agreed to loan the Company an aggregate of up to $1,200,000 to cover expenses related to the Contributions (the “2023 Note”). The note is non-interest
bearing and is payable on the earlier of (i) August 12, 2024, or (ii) the consummation of a Business Combination. Upon receiving notice of the closing of a Business Combination, the Sponsor shall convert the unpaid principal balance of the 2023 Note into a number of non-transferable,
non-redeemable
ordinary shares of the Company equal to (x) the principal amount of the 2023 Note being converted, divided by (y) the conversion price of $10.00, rounded up to the nearest whole number of shares. As of September 30, 2023, the outstanding principal balance was $200,000
. Subsequently, on October 10, 2023 and November 9, 2023 the Company made additional draw downs on the Promissory Note of $100,000 each month to fund month extension requirements.
Administrative Services Agreement
Commencing on the date of the Initial Public Offering and until completion of the Company’s initial business combination or liquidation, the Company will make a payment of a monthly fee of $10,000 to the Sponsor for office space, utilities and secretarial and administrative services provided to the Company. As of September 30, 2023 and December 31, 2022, there was $90,000 and $60,000 recorded in accrued expenses, respectively.

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
The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the ordinary share warrants. At that time, the portion of the warrant liability related to the ordinary share warrants will be reclassified to additional paid-in
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
Redemption of warrants when the price per Class A ordinary share equals or exceeds $
18.00
. Once the warrants become exercisable, the Company may redeem the Warrants for redemption:

•	in whole and not in part;

•	at a price of $ 0.01 per Public Warrant;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder and

•
if, and only if, the reported last sale price of the Class A ordinary shares equals or exceeds $
18.00
per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any
20
trading days within a
30
-trading
day period ending three business days before the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the
30
-day
redemption period. If and when the warrants become redeemable by us, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
Redemption of warrants when the price per Class A ordinary share equals or exceeds $
10.00
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
20
trading days within a
30
-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $
18.00
per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “— Warrants — Public Shareholders’ Warrants — Anti-Dilution Adjustments”), the private placement warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

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
NOTE 8. SHAREHOLDERS’ DEFICIT
Preference Shares — The Company is authorized to issue 1,000,000 preference shares of $0.0001 par value. At September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class A Ordinary Shares — The Company is authorized to issue up to 479,000,000 Class A ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At September 30, 2023, and December 31, 2022, there were 9,789,446 and 25,875,000 Class A ordinary shares issued and outstanding, respectively.
Class B Ordinary Shares — The Company is authorized to issue up to 20,000,000 Class B ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 6,468,750 Class B ordinary shares issued and outstanding, respectively.
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
As of September 30, 2023, and December 31, 2022, investments held in the Trust Account were comprised of $106,318,563 and $270,278,722 in money market funds, which are invested primarily in U.S. Treasury Securities, respectively. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2023	December 31, 2022
Assets:
Investments held in Trust Account	1	$106,318,563	$270,278,722
Liabilities:
Public Warrants	1	$905,625	$675,338
Private Warrants	3	$1,126,125	$804,375
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
The following table provides quantitative information regarding Level 3 fair value measurements:

	September 30, 2023	December 31, 2022
	Private Warrants	Private Warrants
Stock Price	$10.81	$10.34
Exercise Price	$11.50	$11.50
Risk-free rate of interest	4.60%	3.99%
Volatility	0.50%	0.50%
Term	1.5 years	2.8 years
The Private Placement Warrants were initially and subsequently valued using a Binomial Option Pricing model, which is considered to be a Level 3 fair value measurement. The fair value of Public Warrants issued in connection with the Initial Public Offering were initially measured using a Binomial Option Pricing model and at September 30, 2023 and December 31, 2022 are measured based on the listed market price of such warrants, a Level 1 measurement.

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

Private Warrants
Fair value as of January 1, 2022	$—
Initial measurement on May 12, 2022 warrants issued	3,217,500
Changes in fair value (1)	(804,375)

Fair value as of June 30, 2022	$2,413,125
Changes in fair value (1)	(804,375)

Fair value as of September 30, 2022	$1,608,750

Fair value as of January 1, 2023	$804,375
Changes in fair value (1)	321,750

Fair Value as of March 3 1 , 2023	$1,126,125

Change in fair value (1)	(482,625)

Fair Value as of June 30, 2023	$643,500

Change in fair value (1)	482,625

Fair value as of September 30, 2023	$1,126,125

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the statements of operations.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that
the unaudited condensed financial statements were issued. Based upon this review, other than below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.
On October 10, 2023 and November 9, 2023 the Company made additional draw downs on the Promissory Note (“2023 Note”) of $100,000 each month to fund month extension requirements.
On October 11, 2023 and November 13, 2023 the Company deposited $100,000 each month into the Trust Account in order to effect the third and fourth subsequent one month extensions of the Revised Extension Deadline, which extended the deadline to consummate the Business Combination to December 12, 2023.

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

Recent Developments

On August 11, 2023 shareholders of the Company held an Extraordinary General Meeting. At the Extraordinary General Meeting, the Company’s shareholders approved the proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to give the Company the right to extend the date by which it has to consummate a business combination from August 12, 2023 to August 12, 2024.

In connection with the Extension Amendment Proposal, the Sponsor has agreed to contribute into the Company’s Trust Account the lessor or (x) an aggregate of $100,000 or (y) $0.025 per share for each Class A ordinary share included as a part of the units sold in the Company’s initial public offering (including any shares issued in exchange thereof) that are not redeemed at the Extraordinary General Meeting for each monthly period (commencing on August 12, 2023 and ending on the 12th day of each subsequent month), or portion thereof, until the earlier of the completion of the initial business combination or August 12, 2024. Additionally, the maximum aggregate Contributions to the Trust Account shall not exceed $1,200,000 based on up to twelve monthly Contributions through August 12, 2024.

At the Extraordinary General Meeting, the shareholders of record were provided the opportunity to exercise their redemption rights. Holders of 16,085,554 shares of Class A ordinary shareholders exercised their right to redemption at a per share redemption price of approximately $10.74. On August 18, 2023, a total of $172,774,717 in redemption payments were made in connection with this redemption. Following the redemption, the Company had a total of 9,789,446 shares of Class A ordinary shares outstanding.

On October 11, 2023 and November 13, 2023 the Company deposited $100,000 each month into the Trust Account in order to effect the third and fourth subsequent one month extensions of the Revised Extension Deadline, which extended the deadline to consummate the Business Combination to December 12, 2023.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from February 19, 2021 (inception) through September 30, 2023, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and after our Initial Public Offering, identifying target companies for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended September 30, 2023, we had net income of $1,210,015, which consists of operating costs of $461,510, loss due to change in fair value of warrants of $831,938, offset by interest earned from investments held in the Trust Account of $2,503,463. For the three months ended September 30, 2022, we had a net income of $2,382,466, which consists of operating costs of $273,246, offset by interest earned from investments held in the Trust Account of $1,204,462 and change in fair value of warrants of $1,451,250.

For the nine months ended September 30, 2023, we had net income of $6,755,292, which consists of operating costs of $1,307,228, loss due to change in fair value of warrants of $552,038, offset by interest earned from investments held in the Trust Account of $8,614,558. For the nine months ended September 30, 2022, we had a net income of $3,572,165, which consists of operating costs of $796,793, offset by interest earned from investments held in the Trust Account of $1,466,458 and change in fair value of warrants of $2,902,500.

Liquidity, Capital Resources, and Going Concern Consideration

As of September 30, 2023, the Company had $30,414 in cash and a working capital deficit of $427,503.

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

For the nine months ended September 30, 2023, cash used in operating activities was $605,151. Net income of $6,755,292 was affected by a gain on the change in the fair value of the warrant liability of $552,038 and interest income of $8,614,558. Changes in operating assets and liabilities used $702,077 of cash for operating activities.

For the nine months ended September 30, 2022, cash used in operating activities was $1,847,245. Net income of $3,572,165 was affected by a gain on the change in the fair value of the warrant liability of $2,902,500 and interest income of $1,466,458. Changes in operating assets and liabilities used $1,050,452 of cash for operating activities.

As of September 30, 2023, we had investments held in the Trust Account of $106,318,563. Interest income on the balance in the Trust Account may be used by us to pay taxes. We intend to use substantially all of the funds held the Trust Account and the proceeds from the sale of the forward purchase shares to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2023, we had cash of $30,414 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 12, 2024, 23 months from the closing of the IPO, to consummate a Business Combination unless an extension is granted. It is uncertain that the Company will be able to consummate an initial Business Combination within this time. If an initial Business Combination is not consummated within this time, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 12, 2024.

Off-Balance Sheet Arrangements

As of September 30, 2023, and December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Promissory Note—Related Party

On March 12, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) December 31, 2021 (which was amended to September 30, 2022, on January 25, 2022), or (ii) the consummation of the Initial Public Offering. As of September 30, 2023 and December 31, 2022, there were no amounts outstanding on the Note and it is no longer available to the Company.

Promissory Note

On August 9, 2023, the Sponsor agreed to loan the Company an aggregate of up to $1,200,000 to cover expenses related to the Contributions (the “2023 Note”). The note is non-interest bearing and is payable on the earlier of (i) August 12, 2024, or (ii) the consummation of a Business Combination. Upon receiving notice of the closing of a Business Combination, the Sponsor shall convert the unpaid principal balance of the 2023 Note into a number of non-transferable, non-redeemable ordinary shares of the Company equal to (x) the principal amount of the 2023 Note being converted, divided by (y) the conversion price of $10.00, rounded up to the nearest whole number of shares. As of September 30, 2023, the outstanding principal balance was $200,000. Subsequently, on October 10, 2023 and November 9, 2023 the Company made additional draw downs on the Promissory Note of $100,000 to fund month extension requirements.

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

On August 11, 2023 shareholders of the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, the Company’s shareholders approved the proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to give the Company the right to extend the date by which it has to consummate a business combination from August 12, 2023 to August 12, 2024. At the Extraordinary General Meeting, the shareholders of record were provided the opportunity to exercise their redemption rights (the “Extension Amendment Proposal”). Holders of 16,085,554 shares of Class A ordinary shareholders exercised their right to redemption at a per share redemption price of approximately $10.74. On August 18, 2023, a total of $172,774,717 in redemption payments were made in connection with this redemption. Following the redemption, the Company had a total of 9,789,446 shares of Class A ordinary shares outstanding.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our current chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Based on this evaluation, our chief executive officer and chief financial officer have concluded that, during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2023, because of an identified material weakness in our internal control over financial reporting. The material weakness identified relates to an ineffective review control to prevent or detect a material misstatement, which resulted in a material adjustment to accrued expenses in relation to the filing of its Form 8-K on May 26, 2022.

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

INVESTCORP INDIA ACQUISITION CORP

/s/ Nikhil Kalghatgi	November 30, 2023
Name: Nikhil Kalghatgi
Title: Principal Executive Officer