Form 10-K
period 2023-12-31
Investcorp India Acquisition Corp
filed 2024-04-17
CIK 1852889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐
The aggregate market value of the voting and non-voting ordinary equity held by non-affiliates of the registrant, as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $173,962,697, based on the Nasdaq Stock Market LLC closing price on that day of $10.70 per share.
As of April

1
6
, 2024
, there were 9,789,446 Class A ordinary shares, par value $0.0001, and 6,468,750 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

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

In March 2021, our Sponsor subscribed for an aggregate of 7,187,500 founder shares for an aggregate purchase price of $25,000 or approximately $0.0035 per share. In March 2022, our Sponsor surrendered, for no consideration, 718,750 founder shares, resulting in our Sponsor holding 6,468,750 founder shares for an aggregate purchase price of $25,000, or approximately $0.0039 per share.

As of December 31, 2023 and for the period from February 19, 2021 (inception) through December 31, 2023, the Company had not yet commenced any operations. All activity for the period from February 19, 2021 (inception) through December 31, 2023, relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”) and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on May 9, 2022. On May 12, 2022 the Company consummated the Initial Public Offering of 22,500,000 units (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $225,000,000. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Additionally, the underwriter exercised their over-allotment option in full, resulting in an additional 3,375,000 Units issued for an aggregate amount of $33,750,000.

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

On August 11, 2023, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”) with respect to voting on a proposal to extend the date by which the Company must complete its business combination from August 12, 2023 to August 12, 2024 (the “Extension Amendment Proposal”), and the proposal to remove the limitation that the Company shall not redeem public shares to the extent that such redemption would cause the Company’s net tangible assets to be less than US$5,000,001 (the “Redemption Limitation Amendment Proposal”). In connection with the Extension Amendment Proposal, the Sponsor agreed to contribute (each such contribution, a “Contribution”) into the Company’s Trust Account the lessor or (x) an aggregate of $100,000 or (y) $0.025 per share for each Class A ordinary share included as a part of the units sold in the Company’s initial public offering (including any shares issued in exchange thereof) that are not redeemed at the Extraordinary General Meeting for each monthly period (commencing on August 12, 2023 and ending on the 12th day of each subsequent month, each, an extension period), or portion thereof, until the earlier of the completion of the initial business combination or August 12, 2024. Additionally, the maximum aggregate Contributions to the Trust Account shall not exceed $1,200,000 based on up to twelve monthly Contributions through August 12, 2024. At the Extraordinary General Meeting, the Company shareholders approved both the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal. In connection with the Extraordinary General Meeting, the holders of 16,085,554 Class A ordinary shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $10.74 per share, for an aggregate redemption amount of approximately $172,774,717. Following the redemption, the Company had a total of 9,789,446 shares of Class A ordinary shares outstanding. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. The invasion of Ukraine by Russia has caused volatility and disruption in the United States and global markets. The resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies as well as our search for potential target companies.

The extent to which Russia’s invasion of Ukraine impact our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of Russia’s invasion of Ukraine and the actions to contain/address Russia’s invasion of Ukraine, or treat its impact, among others.

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

Facilities

We currently maintain our executive offices at Century Yard, Cricket Square, Elgin Avenue, PO Box 1111, George Town KY1-1102, Grand Cayman, Cayman Islands. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor for office space, utilities and secretarial and administrative services. We consider our current office space adequate for our current operations.

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

We will be required to evaluate our internal control procedures for the fiscal year ended December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes- Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

•

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the status of debt and equity markets.

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

Unlike many other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our initial shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them in favor of our initial business combination. As a result, in addition to our initial shareholders’ founder shares, we would need 1,660,349 or 16.96% (assuming all issued and outstanding shares are voted), or zero shares (assuming only the minimum number of shares representing a quorum are voted), of the 9,789,446 public shares sold in our Initial Public Offering to be voted in favor of a transaction, subject to any higher threshold as is required by Cayman Islands or other applicable law, in order to have such initial business combination approved. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any. We expect that our initial shareholders and their permitted transferees will own at least 20% of our issued and outstanding ordinary shares (assuming our initial shareholders do not purchase any units in this offering) at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

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

We may seek to enter into a business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Pursuant to the Company’s Amended and Restated Memorandum and Articles of Association (as amended), the Company shall not consummate a business combination if the Company’s shares would be considered a “penny stock” (as defined in the Exchange Act) immediately prior to, or upon such consummation of such business combination.

Furthermore, in no event will we redeem our public shares in an amount that would cause the Company’s shares to be considered a “penny stock” (as defined in the Exchange Act).

Consequently, if accepting all properly submitted redemption requests would cause our shares to be considered a “penny stock” (as defined in the Exchange Act) upon completion of our initial business combination we would not proceed with such redemption of our public shares and the related business combination, and we instead may search for an alternate business combination. Prospective targets will be aware of this risk and, thus, may be reluctant to enter into a business combination transaction with us.

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

Any business combination may be subject to U.S. foreign investment regulations, which may impose conditions on or prevent the consummation of our initial business combination. Such conditions or limitations could also potentially make our public shares less attractive to investors or cause our future investments to be subject to U.S. foreign investment regulations.

Investments that involve the acquisition of, or investment in, a U.S. business by a non-U.S. investor may be subject to U.S. laws that regulate foreign investments in U.S. businesses and access by foreign persons to technology developed and produced in the United States. These laws include Section 721 of the Defense Production Act of 1950, as amended by the Foreign Investment Risk Review Modernization Act of 2018, and the regulations at 31 C.F.R. Parts 800 and 802, as amended, administered by the Committee on Foreign Investment in the United States (“CFIUS”).

Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a “U.S. business” by a “foreign person” (in each case, as such terms are defined in 31 C.F.R. Part 800) always are subject to CFIUS jurisdiction. Significant CFIUS reform legislation, which was fully implemented through regulations that became effective in 2020, expanded the scope of CFIUS’s jurisdiction to investments that do not result in control of a U.S. business by a foreign person, but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “covered investment critical infrastructure” and/or “sensitive personal data” (in each case, as such terms are defined in 31 C.F.R. Part 800).

Our Sponsor is “controlled” (as defined in 31 C.F.R. 800.208) by one or more foreign persons, such that our Sponsor’s involvement in any business combination may be a “covered transaction” (as defined in 31 C.F.R. 800.213). However, it is possible that non-U.S. persons could be involved in our business combination, or that a non-controlling member of our Sponsor may be considered to have “substantial ties” to a foreign person under CFIUS, which may increase the risk that our business combination becomes subject to regulatory review, including a potential mandatory or voluntary review by CFIUS, and that restrictions, limitations or conditions will be imposed by CFIUS. Therefore, we risk CFIUS intervention in connection with a business combination. Further, depending on the beneficial ownership of any prospective target company and the composition and governance rights of any PIPE investors in connection with a business combination, a business combination could result in investments that would be considered by CFIUS to be covered investments or a covered control transaction that CFIUS would have authority to review.

To the extent that this occurs, CFIUS or another U.S. governmental agency could choose to review a business combination or past or proposed transactions involving new or existing foreign investors in the prospective target company, even if a filing with CFIUS is or was not required at the time of such transaction. Any review and approval of an investment or transaction by CFIUS may have outsized impacts on transaction certainty, timing, feasibility and cost, among other things. CFIUS policies and agency practices are rapidly evolving, and in the event that CFIUS reviews a business combination or one or more proposed or existing investments by foreign investors in a prospective target company, there can be no assurances that such investors will be able to maintain, or proceed with, such investments on terms acceptable to the parties to a business combination or such investors. Among other things, CFIUS could seek to impose limitations or restrictions on, or prohibit, a business combination or investments by such investors. CFIUS could also order us to divest all or a portion of a target company if we had proceeded without first obtaining CFIUS clearance.

If CFIUS elects to review a business combination, the time necessary to complete such review of the business combination or a decision by CFIUS to prohibit the business combination could prevent us from completing a business combination prior to August 12, 2024 or the Extended Date.

If we are not able to consummate a business combination by August 12, 2024 or the Extended Date, as applicable, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board, liquidate and dissolve, subject in the case of clauses (2) and (3), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless in the event of our winding up. Finally, the Company’s public shareholders will not receive the benefit of any price appreciation of our public shares that might result from a business combination with a target company.

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

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a business combination and any target business with which we ultimately consummate a business combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this “Risk Factors” section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

We may extend the period of time to consummate a business combination until August 12, 2024, without providing our shareholders with voting or redemption rights relating thereto.

Pursuant to the Company’s Amended and Restated Memorandum and Articles of Association (as amended), the Company has until August 12, 2024 (the “Extended Date”), to consummate a business combination. In connection therewith, the sponsor has agreed to contribute into the Company’s trust account the lessor of (x) an aggregate of $100,000 or (y) $0.025 per share for each Class A ordinary share included as a part of the units sold in the Company’s initial public offering (including any shares issued in exchange thereof) that were not redeemed at the extraordinary general meeting for each monthly period (commencing on August 12, 2023 and ending on the 12th day of each subsequent month), or portion thereof, until the earlier of the completion of the initial business combination or the Extended Date. For the avoidance of doubt, the maximum aggregate contributions to the trust account shall not exceed $1,200,000 based on up to twelve monthly contributions through the Extended Date. The funds in the trust account will remain invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by August 12, 2024 (within 27 months from the closing of our Initial Public Offering). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the prescribed period. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.30 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsor, officers and directors have agreed that we must complete our initial business combination by August 12, 2024 (27 months from the closing of our Initial Public Offering). We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including the impact of events such as the war between Russia and the Ukraine.

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

If we decide to extend the period of time to consummate a business combination until August 12, 2024, and the sponsor’s payment for such extension or extensions is made in the form of a loan or loans, we will not repay such loan or loans if we do not complete a business combination, which would give rise to a conflict of interest between our sponsor and our public shareholders.

Pursuant to the Company’s Amended and Restated Memorandum and Articles of Association (as amended), the Company has until August 12, 2024, to consummate a business combination. In connection therewith, the sponsor has agreed to contribute into the Company’s trust account the lessor of (x) and aggregate of $100,000 or (y) $0.025 per share for each Class A ordinary share included as a part of the units sold in the Company’s initial public offering (including any shares issued in exchange thereof) that were not redeemed at the extraordinary general meeting for each monthly period (commencing on August 12, 2023 and ending on the 12th day of each subsequent month), or portion thereof, until the earlier of the completion of the initial business combination or the Extended Date. For the avoidance of doubt, the maximum aggregate contributions to the trust account shall not exceed $1,200,000 based on up to twelve monthly contributions through the Extended Date. The funds in the trust account will remain invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations. Any such payments are expected to be made in the form of a non-interest bearing loan or loans. If we complete our initial business combination, we would expect to repay such loans from funds that are released to us from the trust account or, at the option of our sponsor, convert all or a portion of the total loaned amount into warrants at a price of $1.00 per warrant, which warrants will be identical to the private placement warrants. If we do not complete a business combination, we will not repay such loans. Because we will not repay such loans if we do not complete a business combination, if any such loans are outstanding, our sponsor may be more inclined to complete a business combination than it would be if no such loans were outstanding, which would represent a conflict of interest between our sponsor and our public shareholders. For example, our sponsor may prefer to consummate an initial business combination with a risky, weak-performing or less-established target, rather than consummate no business combination at all, while our public shareholders would prefer that we consummate either a strong business combination or no business combination at all. You should consider our sponsor’s financial incentives to consummate a business combination when evaluating whether to redeem your shares prior to or in connection with such business combination.

Because our trust account will initially contain $10.30 per Class A ordinary share (or approximately $11.10 per Class A ordinary share if the Sponsor makes a total of $1,200,000 Contributions at the time of the business combination, with $500,000 deposited as of 12/31/2023), public shareholders may be more incentivized to redeem their public shares than the public shareholders of other blank check companies.

Our trust account will initially contain $10.30 per Class A ordinary share (or approximately $11.10 per Class A ordinary share if the Sponsor makes a total of $1,200,000 Contributions at the time of the business combination). This is different than some other similarly structured blank check companies for which the trust account will only contain $10.00 per Class ordinary share. As a result of the additional funds receivable by public shareholders upon redemption of public shares, our public shareholders may be more incentivized to redeem their public shares when they have an opportunity to do so, including in connection with the completion of our initial business combination and in connection with certain other shareholder votes, if any, as described elsewhere in this Form 10-K.

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

If the funds not being held in the trust account are insufficient to allow us to operate for at least the 27months following the closing of our Initial Public Offering, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the 27 months following the closing of our Initial Public Offering , assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through our Initial Public Offering and potential loans from certain of our affiliates are discussed in the section of this Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the section of this Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that, the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the 27 months following the closing of our Initial Public Offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.30 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.30 per share” and other risk factors herein.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our Initial Public Offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 27 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, and (iii) the redemption of our public shares if we have not consummated an initial business within 27 months from the closing of our Initial Public Offering, subject to applicable law and as further described herein. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.30 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

On January 24, 2024, the SEC issued final rules (the “2024 SPAC Rules”), effective as of 125 days following the publication of the 2024 SPAC Rules in the Federal Register, that formally adopted some of the SEC’s proposed rules for SPACs that were released on March 30, 2022. The 2024 SPAC Rules, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. The 2024 SPAC Rules may materially adversely affect our business, including our ability to negotiate and complete, and the costs associated with, our initial business combination, and results of operations.

If we are unable to consummate our initial business combination within 27 months of the closing of our Initial Public Offering , our public shareholders may be forced to wait beyond such time period before redemption from our trust account.

If we are unable to consummate our initial business combination within 27 months from the closing of our Initial Public Offering, we will distribute the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond such time period before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

We will consider a business combination outside of our management’s area of expertise if a business combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, we may not adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our Initial Public Offering than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 479,000,000 Class A ordinary shares, par value $0.0001 per share, and 20,000,000 Class B ordinary shares, par value $0.0001 per share. As of December 31, 2023, there are 469,210,554 and 13,531,250 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount does not take into account shares reserved for issuance upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association. As of December 31, 2023, there are no preference shares issued and outstanding.

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

In March 2021, our sponsor subscribed for an aggregate of 7,187,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.0035 per share. In March 2022, our sponsor surrendered, for no consideration, 718,750 founder shares, resulting in our sponsor holding 6,468,750 founder shares for an aggregate purchase price of $25,000 or approximately $0.0039 per share. Our initial shareholders collectively own 20% of our issued and outstanding shares as of December 31, 2023 The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 16,087,500 private placement warrants, each exercisable to purchase one Class A ordinary share, for a purchase price of $16,087,500 in the aggregate, or $1.00 per warrant, that will also be worthless if we do not complete a business combination. Each private placement warrant may be exercised for one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein.

The founder shares are identical to the ordinary shares included in the units sold in our Initial Public Offering except that: (1) prior to our initial business combination, only holders of the founder shares have the right to vote on the appointment of directors and holders of a majority of our founder shares may remove a member of the board of directors for any reason; (2) the founder shares are subject to certain transfer restrictions; (3) our initial shareholders have entered into a letter agreement with us, pursuant to which they have agreed to waive: (x) their redemption rights with respect to their founder shares and any public shares held by them in connection with the completion of our initial business combination (and not seek to sell its shares to us in any tender offer we undertake in connection with our initial business combination); (y) their redemption rights with respect to their founder shares and any public shares held by them in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 27 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (z) their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination within 27 months from the closing of our Initial Public Offering (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame); (4) the founder shares will automatically convert into our Class A ordinary shares on the first business day following the completion of our initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti- dilution rights and (5) the founder shares are entitled to registration rights. Our directors and officers have also entered into the letter agreement with respect to public shares acquired by them, if any.

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

Although we have no commitments as of December 31, 2023 to issue any notes or other debt, or to otherwise incur debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

The net proceeds from our Initial Public Offering and the private placement that was undertaken therewith provided us with $259,606,250 that we may use to complete our initial business combination.

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

Our Amended and Restated Memorandum and Articles of Association (as amended) does not provide a specified maximum redemption threshold. Additionally, pursuant to the Company’s Amended and Restated Memorandum and Articles of Association (as amended), the Company shall not consummate a business combination if the Company’s shares would be considered a “penny stock” (as defined in the Exchange Act) immediately prior to, or upon such consummation of such business combination. Furthermore, in no event will the Company redeem its public shares in an amount that would cause the Company’s shares to be considered a “penny stock” (as defined in the Exchange Act).

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated memorandum and articles of association provides that any of its provisions, including those related to pre-business combination activity (including the requirement to deposit proceeds of our Initial Public Offering and the private placement of warrants undertaken in connection therewith into the trust account and not release such amounts except in specified circumstances), may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares (other than amendments relating to the appointment or removal of directors prior to our initial business combination, which require the approval of at least 90% of our Class B ordinary shares). Our initial shareholders, who collectively beneficially own 20% of our ordinary shares as of December 31, 2023, may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. However, our amended and restated memorandum and articles of association prohibits any amendment of its provisions (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 27 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide public shareholders with the opportunity to redeem their public shares. Furthermore, our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose such an amendment unless we provide our public shareholders with the opportunity to redeem their public shares. In certain circumstances, our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 27 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity; unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers and directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ended December 31, 2023. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes- Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes- Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Each of the agreements related to our Initial Public Offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without shareholder approval. These agreements contain various provisions that our public shareholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the founder shares, private placement warrants, any warrants that may be issued upon conversion of working capital loans and any other securities held by our initial shareholders, officers and directors.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 27 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (3) the redemption of our public shares if we are unable to complete our initial business combination within 27 months from the closing of our Initial Public Offering, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 27 months from the closing of our Initial Public Offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

We offered our units at an offering price of $10.00 per unit in our Initial Public Offering and the amount in our trust account is initially anticipated to be $10.30 per public share, implying an initial value of $10.30 per public share. However, prior to our Initial Public Offering, our sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.0035 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination assuming that our equity value at that time is $266,512,500, which is the amount we would have for our initial business combination in the trust account no interest is earned on the funds held in the trust account, and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and private warrants. At such valuation, each of our ordinary shares would have an implied value of $6.64 per share upon consummation of our initial business combination, which is a 20% decrease as compared to the initial implied value per public share of $10.30.

Public shares	9,789,446
Founder shares	6,468,750
Total shares	16,258,196
Total funds in trust available for initial business combination	$108,031,746
Initial implied value per public share	$10.30
Implied value per share upon consummation of initial business combination	$6.64

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.

As of December 31, 2023, our sponsor has invested in us an aggregate of $16,112,500, comprised of the $25,000 purchase price for the founder shares and the $16,087,500 purchase price for the private placement warrants. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 6,468,750 founder shares would have an aggregate implied value of $64,687,500. Even if the trading price of our ordinary shares were as low as $2.00 per share, and the private placement warrants are worthless, the value of the founder shares would be higher than the sponsor’s initial investment in us. As a result, our sponsor is likely to be able to make a substantial profit on its investment in us at a time when our public shares have lost significant value. Accordingly, our management team, which owns interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

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

Our warrants are accounted for as a warrant liability and recorded at fair value upon issuance with any changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our securities or may make it more difficult for us to consummate an initial business combination.

As of December 31, 2023, we have 29,025,000 warrants outstanding (comprised of the 12,937,500 warrants included in the units and the 16,087,500 private placement warrants). We currently account for these warrants as a warrant liability, which means that we record them at fair value upon issuance with any changes in fair value each period reported in earnings. The valuation model we use to determine the fair value of the liability represented by the warrants utilized inputs such as assumed share prices, volatility, discount factors and other assumptions and may not be reflective of the price at which such warrants can be settled. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities. In addition, potential targets may seek a business combination partner that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

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

The holders of the founder shares, private placement warrants and any warrants that may be issued on conversion of working capital loans (and any ordinary shares issuable upon the exercise of the private placement warrants or warrants issued upon conversion of the working capital and upon conversion of the founder shares) will be entitled to registration rights pursuant to a registration and shareholder rights agreement executed in connection with our Initial Public Offering requiring us to register such securities for resale. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the Class A ordinary shares owned by our initial shareholders or their permitted transferees, our private placement warrants or warrants issued in connection with working capital loans are registered for resale.

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

While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $108,031,746 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.30 per share.

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

As of December 31, 2023, we had $276,777 in cash and cash equivalents and a working capital deficit of $1,194,501. Further, we expect to incur significant costs in pursuit of our acquisition plans. Management initially addressed this need for capital through our Initial Public Offering as discussed in the section of this Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

As of December 31, 2023, only holders of our founder shares will have the right to vote on the appointment of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.	CYBERSECURITY

We are a SPAC with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. However, because we have investments in our Trust Account and bank deposits and we depend on the digital technologies of third parties, we and third parties may be subject to attacks on or security breaches in our or their systems. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our IPO.

ITEM 2. PROPERTY

We currently maintain our executive offices at Century Yard, Cricket Square, Elgin Avenue, PO Box 1111, George Town KY1-1102, Grand Cayman, Cayman Islands. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor for office space, utilities and secretarial and administrative services. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, ordinary shares, and warrants are each traded on the Nasdaq Global Market (“Nasdaq”) under the symbols “IVCAU,” “IVCA,” and “IVCAW,” respectively. Our units commenced public trading on May 10, 2022, and our ordinary shares and warrants commenced separate trading on June 30, 2022.

Holders

As of April 16, 2024, we had 1 holder of record of our ordinary shares, 1 holder of record of our units, and 2 holders of record of our warrants.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Unregistered Sale of Equity Securities

In March 2021, our Sponsor purchased 7,187,500 Class B ordinary shares, par value $0.0001, for an aggregate price of $25,000. In March 2022, our sponsor surrendered, for no consideration, 718,750 founder shares, resulting in our sponsor holding 6,468,750 founder shares for an aggregate purchase price of $25,000 or approximately $0.0039 per share.

On May 12, 2022, we consummated the Initial Public Offering of 22,500,000 units, at $10.00 per Unit, generating gross proceeds of $225,000,000. Additionally, the underwriter exercised their over-allotment option, resulting in an additional 3,375,000 Units issued for an aggregate amount of $33,750,000.

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

Issuer Purchases of Equity Securities

None.

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

On August 11, 2023, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”) with respect to voting on a proposal to extend the date by which the Company must complete its business combination from August 12, 2023 to August 12, 2024 (the “Extension Amendment Proposal”), and the proposal to remove the limitation that the Company shall not redeem public shares to the extent that such redemption would cause the Company’s net tangible assets to be less than US$5,000,001 (the “Redemption Limitation Amendment Proposal”). In connection with the Extension Amendment Proposal, the Sponsor agreed to contribute (each such contribution, a “Contribution”) into the Company’s Trust Account the lessor or (x) an aggregate of $100,000 or (y) $0.025 per share for each Class A ordinary share included as a part of the units sold in the Company’s initial public offering (including any shares issued in exchange thereof) that are not redeemed at the Extraordinary General Meeting for each monthly period (commencing on August 12, 2023 and ending on the 12th day of each subsequent month), or portion thereof, until the earlier of the completion of the initial business combination or August 12, 2024. Additionally, the maximum aggregate Contributions to the Trust Account shall not exceed $1,200,000 based on up to twelve monthly Contributions through August 12, 2024. At the Extraordinary General Meeting, the Company shareholders approved both the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal. In connection with the Extraordinary General Meeting, the holders of 16,085,554 Class A ordinary shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $10.74 per share, for an aggregate redemption amount of $172,774,717. Following the redemption, the Company had a total of 9,789,446 shares of Class A ordinary shares outstanding.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from February 19, 2021 (inception) through December 31, 2023, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and after our Initial Public Offering, identifying target companies for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the year ended December 31, 2023, we had a net income of $8,862,477, which consists of operating costs of $1,774,227, offset by interest earned from marketable securities held in the Trust Account of $10,027,741 and change in fair value of warrants of $608,963.

For the year ended December 31, 2022, we had a net income of $6,791,890, which consists of operating costs of $1,299,620, offset by interest earned from marketable securities held in the Trust Account of $3,766,222 and change in fair value of warrants of $4,325,288.

Liquidity, Capital Resources and Going Concern

As of December 31, 2023, the Company had $276,777 in its operating bank account and a working capital deficit of $1,194,501.

For the year ended December 31, 2023, net cash used in operating activities was $658,788. Net income of $8,862,477 was affected by a gain on the change in the fair value of the warrant liability of $608,963 and interest income of $10,027,741. Changes in operating assets and liabilities provided $1,115,439 of cash for operating activities.

For the year ended December 31, 2022, net cash used in operating activities was $2,069,545. Net income of $6,791,890 was affected by a gain on the change in fair value of the warrant liability of $4,325,288 and interest income of $3,766,222. Changes in operating assets and liabilities used $769,925 of cash for operating activities.

For the year ended December 31, 2023, net cash provided by investing activities was $172,274,717 as compared to $266,512,500 of cash used in the same period in 2022. The cash provided during the year ended December 31, 2023, was mainly driven by investments withdrawn from the trust account as compared to the same period in 2022.

For the year ended December 31, 2023, net cash used in financing activities was $171,974,717 as compared to net cash provided of $269,217,610 for the same period in 2022. This is primarily attributable to payment to redeeming shareholders of $172,774,717 during 2023, as compared to $0 in 2022. Additionally, during the year ended December 31, 2023, we received proceeds from Working Capital Loan – Sponsor of $300,000 and Convertible Promissory Note – Sponsor of $500,000 as compared to $0 for the year ended December 31, 2022. Proceeds from sale of Private Placement Warrants was $0 for the year ended December 31, 2023, as compared to $16,087,500 for the year ended December 31, 2022. Proceeds from sale of Units, net of underwriting discounts paid was $0 for the year ended December 31, 2023, as compared to $253,575,000 for the year ended December 31, 2022. Proceeds from Advances from Sponsor was $0 for the year ended December 31, 2023, as compared to $25,000 for the year ended December 31, 2022. Payment of offering costs was $0 for the year ended December 31, 2023, as compared to $469,890 for the year ended December 31, 2022.

As of December 31, 2023, we had cash held in the Trust Account of $108,031,746. Interest income on the balance in the Trust Account may be used by us to pay certain taxes. Through December 31, 2023, we have earned $13,793,963 of interest income from the Trust Account.

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

As of December 31, 2023, we had cash of $276,777 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company must consummate an initial Business Combination within 24 months (or 27 months, as applicable) from the closing of our Initial Public Offering or August 12, 2024 (Extension Period). It is uncertain that the Company will be able to consummate an initial Business Combination within this time. If an initial Business Combination is not consummated within this time, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 12, 2024.

Off-Balance Sheet Arrangements

As of December 31, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

On December 8, 2023, the Company entered into a non-interest bearing convertible unsecured loan in the principal amount of up to $3,000,000 from the Sponsor to provide the Company with additional working capital and to fund the Extension Contributions. The Loan constitutes a Working Capital Loan as defined above. The loan does not bear any interest and will be repayable by the Company to the Sponsor upon the earlier of: (i) promptly after the date the business combination is consummated and (ii) August 12, 2024. The portion of the Loan used to provide the Company with additional working capital will not be deposited into the Trust Account. If the Company does not consummate an initial business combination during the Extension Period, the Loan will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Loan is convertible into private placement warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants in connection with the initial public offering. The conversion option represents an embedded derivative under ASC 815-15, “Embedded Derivatives.” The Company has determined that based on the valuation of its Private Placement Warrants and the fact that a Business Combination is not considered probable until such time as it is consummated, the value of this conversion option is de minimis. As of December 31, 2023 and 2022, there was $300,000 and $0 outstanding, respectively.

Promissory Note—Related Party

On March 12, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) December 31, 2022 (which was amended to September 30, 2022, on January 25, 2022), or (ii) the consummation of the Initial Public Offering. As of December 31, 2023 and 2022, there were no amounts outstanding on the Note and it is no longer available to the Company.

Promissory Note

On August 9, 2023, the Sponsor agreed to loan the Company an aggregate of up to $1,200,000 to cover expenses related to the Contributions (the “2023 Notes”). The first draw was made on the aforementioned date for the amount of $100,000, with a further $100,000 drawn each month until December 31, 2023. The 2023 Notes are non-interest bearing and are payable on the earlier of (i) August 12, 2024, or (ii) the consummation of a Business Combination. Upon receiving notice of the closing of a Business Combination, the Sponsor shall convert the unpaid principal balance of the 2023 Notes into a number of non-transferable, non-redeemable ordinary shares of the Company equal to (x) the principal amount of the 2023 Notes being converted, divided by (y) the conversion price of $10.00, rounded up to the nearest whole number of shares. If the Company does not consummate an initial business combination during the Extension Period, (i) the 2023 Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven, and (ii) the 2023 Notes will end up having no underlying value, and as a consequence, result in a loss of capital for ICE I Holdings Pte. Ltd. (the “Sponsor”) because the Sponsor has waived any and all rights to amounts contained in the trust account. As of December 31, 2023 and December 31, 2022, the outstanding principal balance was $500,000 and $0, respectively.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional quantitative and qualitative income tax disclosures to enable financial statements users better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. For public business entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024, which will be fiscal 2025 for us. The Company expects the adoption to result in disclosure changes only.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our current chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023, as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act.

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

Based on this evaluation, our chief executive officer and chief financial officer have concluded that, during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2023, because of an identified material weakness in our internal control over financial reporting. The material weakness identified relates to an ineffective review control to prevent or detect a material misstatement, which resulted in a material adjustment to accrued expenses in relation to the filing of its Form 8-K on May 26, 2022 and an overaccrual of legal fees in the year ended December 31, 2023.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and for our assessment of the effectiveness of internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our chief executive officer and our chief financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our chief executive officer and chief financial officer, has conducted an assessment regarding the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Nikhil Kalghatgi	38	Principal Executive Officer and Director
Dean Clinton	52	Principal Financial Officer and Director
Rishi Kapoor	55	Director
Kunal Bahl	38	Director
Girish Vanvari	49	Director
Ashwini Asokan	41	Director
Manpreet Singh	39	Director

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

•

obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality- control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

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

The following table is based on 16,258,196 ordinary shares outstanding at April 16, 2024, of which 9,789,446 were Class A ordinary shares and 6,468,750 were Class B ordinary shares. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage Of Outstanding Ordinary Shares
ICE I Holdings Pte. Ltd. (our sponsor)(3)	6,468,750	39.8%
Nikhil Kalghatgi	—	—
Dean Clinton	—	—
Rishi Kapoor	—	—
Kunal Bahl	—	—
Girish Vanvari	—	—
Ashwini Asokan	—	—
Manpreet Singh	—	—
All directors and officers as a group (seven individuals)	—	—
5% Holders
Millennium Management LLC(4)	1,112,500	6.8%
Glazer Capital, LLC(5)	1,366,119	8.4%
First Trust Merger Arbitrage Fund(6)	1,382,398	8.5%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is Century Yard, Cricket Square, PO Box 1111, Grand Cayman, Cayman Islands KY1-1102.
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

(5)

According to a Schedule 13G filed on September 11, 2023, Glazer Capital, LLC, and Paul J. Glazer acquired 1,366,119 Class A ordinary shares. The business address for the reporting persons is 250 West 55th Street, Suite 30A, New York, New York 10019.

(6)

According to a Schedule 13G filed on January 10, 2024, First Trust Merger Arbitrage Fund (“VARBX”), First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”) and FTCS Sub GP LLC (“Sub GP”) acquired 1,382,398 Class A ordinary shares. The business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On March 12, 2021, our Sponsor purchased 7,187,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.0035 per share. In March 2022, our Sponsor surrendered, for no consideration, 718,750 founder shares, resulting in our sponsor holding 6,468,750 founder shares for an aggregate purchase price of $25,000 or approximately $0.0039 per share. Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. The number of founder shares issued was determined based on the expectation that such founder shares would represent approximately 20% of the outstanding shares upon completion of the Initial Public Offering.

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

Service Arrangements

On May 9, 2022, we entered into an administrative services agreement with our Sponsor, pursuant to which the Sponsor agreed to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to the affiliate of the Sponsor $10,000 per month for such administrative services. For the year ended December 31, 2023, the Company incurred $120,000 and paid $0 in such fees.

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

Promissory Note—Related Party

On March 12, 2021, the Sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note. The promissory is non-interest bearing and is payable on the earlier of (i) December 31, 2022 (which was amended to September 30, 2022, on January 25, 2022) or (ii) the consummation of the Initial Public Offering. As of December 31, 2023 and 2022 there were no amounts outstanding on the Note and it is no longer available to the Company.

Promissory Note

On August 9, 2023, the Sponsor agreed to loan the Company an aggregate of up to $1,200,000 to cover expenses related to the Contributions (the “2023 Notes”). The first draw was made on the aforementioned date for the amount of $100,000, with a further $100,000 drawn each month until December 31, 2023. The 2023 Notes are non-interest bearing and are payable on the earlier of (i) August 12, 2024, or (ii) the consummation of a Business Combination. Upon receiving notice of the closing of a Business Combination, the Sponsor shall convert the unpaid principal balance of the 2023 Notes into a number of non-transferable, non-redeemable ordinary shares of the Company equal to (x) the principal amount of the 2023 Notes being converted, divided by (y) the conversion price of $10.00, rounded up to the nearest whole number of shares. If the Company does not consummate an initial business combination during the Extension Period, the 2023 Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of December 31, 2023 and December 31, 2022, the outstanding principal balance was $500,000 and $0 respectively.

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

On December 8, 2023, the Company entered into a non-interest bearing convertible unsecured loan in the principal amount of up to $3,000,000 from the Sponsor to provide the Company with additional working capital and to fund the Extension Contributions. The Loan constitutes a Working Capital Loan as defined above. The loan does not bear any interest and will be repayable by the Company to the Sponsor upon the earlier of: (i) promptly after the date the business combination is consummated and (ii) August 12, 2024. The portion of the Loan used to provide the Company with additional working capital will not be deposited into the Trust Account. If the Company does not consummate an initial business combination during the Extension Period, the Loan will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Loan is convertible into private placement warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants in connection with the initial public offering. The conversion option represents an embedded derivative under ASC 815-15, “Embedded Derivatives.” The Company has determined that based on the valuation of its Private Placement Warrants and the fact that a Business Combination is not considered probable until such time as it is consummated, the value of this conversion option is de minimis. As of December 31, 2023 and 2022, there was $300,000 and $0 outstanding, respectively.

Registration Rights

The holders of the founder shares, private placement warrants and any warrants that may be issued on conversion of working capital loans (and any ordinary shares issuable upon the exercise of the private placement warrants or warrants issued upon conversion of the working capital loans and upon conversion of the founder shares) will be entitled to registration rights pursuant to a registration and shareholder rights, dated as of May 12, 2022, requiring us to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration and shareholder rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (1) in the case of the founder shares, on the earlier of (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last reported sale price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after our initial business combination, or (y) the date following the completion of our initial business combination on which we complete a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, and (2) in the case of the private placement warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

•

repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officer and directors to cover expenses related to the Contributions. Up to $1,200,000 of such loans may be convertible into a number of non-transferable, non-redeemable ordinary shares of the Company at a conversion price of $10.00 per share.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Type of Fee	Year Ended December 31, 2023	Year Ended December 31, 2022
Audit Fees (1)	$121,923	$173,283
Audit-Related Fees (2)	—	—
Tax Fees (3)	$12,875	—
All Other Fees (4)	—	—

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
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Investcorp India Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Investcorp India Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant costs and needs to raise additional funds to meet its obligations and sustain its operations and the Company’s business plan is dependent on the completion of a business combination by August 12, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Boston, MA
April 1
6
, 2024

INVESTCORP INDIA ACQUISITION CORP
BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
Current Assets
Cash	$276,777	$635,565
Deferred offering costs	—	—
Other assets - current	192,366	509,987

Total Current Assets	469,143	1,145,552
Other assets - noncurrent	—	183,345
Cash and securities held in Trust Account	108,031,746	270,278,722

Total Assets	$108,500,889	$271,607,619

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expense	$631,810	$206,748
Working Capital Loan - Sponsor	300,000	—
Convertible Promissory Note - Sponsor	500,000	—
Due to Sponsor	231,834	42,424

Total Current Liabilities	1,663,644	249,172
Warrant Liability	870,751	1,479,713

Total Liabilities	2,534,395	1,728,885

Commitments and Contingencies (Note 6)
Class A common stock; 9,789,446 and 25,875,000 shares subject to possible redemption at $11.04 and $10.45 per share at December 31, 2023 and December 31, 2022, respectively	108,031,746	270,278,722
Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; none issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,468,750 shares issued and outstanding (1)	647	647
Additional paid in capital	—	—
Accumulated deficit	(2,065,899)	(400,635)

Total Shareholders’ Deficit	(2,065,252)	(399,988)

TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$108,500,889	$271,607,619

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

The accompanying notes are an integral part of the financial statements

INVESTCORP INDIA ACQUISITION CORP
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2023	Year Ended December 31, 2022

Formation costs and operating expenses	$1,774,227	$1,299,620

Loss from operations	(1,774,227)	(1,299,620)

Other income:
Interest earned on marketable securities held in Trust Account	10,027,741	3,766,222
Change in fair value of warrant liability	608,963	4,325,288

Other income, net	10,636,704	8,091,510

Net income	$8,862,477	$6,791,890

Weighted average shares outstanding of Class A ordinary shares redeemable shares	19,925,549	16,517,466

Basic and diluted net income per ordinary share, Class A ordinary shares redeemable shares	$0.34	$0.29

Weighted average shares outstanding of Class B ordinary shares non-redeemable shares (1)	6,468,750	6,628,253

Basic and diluted net income per ordinary share, Class B ordinary shares non-redeemable shares	$0.34	$0.29

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

The accompanying notes are an integral part of the financial statements

INVESTCORP INDIA ACQUISITION CORP
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance — January 1, 2022	6,468,750	$647	$24,353	$(3,587)	$21,413
Excess cash received over fair value for private placement warrants	—	—	12,870,000	—	12,870,000
Accretion of Class A ordinary shares subject to possible redemption	—	—	(12,894,353)	(7,188,938)	(20,083,291)
Net Income	—	—	—	6,791,890	6,791,890

Balance — December 31, 2022	6,468,750	$647	$—	$(400,635)	$(399,988)

Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(10,527,741)	(10,527,741)
Net income	—	—	—	8,862,477	8,862,477

Balance — December 31, 2023	6,468,750	647	—	(2,065,899)	(2,065,252)

The accompanying notes are an integral part of the financial statements

INVESTCORP INDIA ACQUISITION CORP
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2023	Year Ended December 31, 2022

Cash Flows from Operating Activities:
Net income	$8,862,477	$6,791,890
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of Warrant Liability	(608,963)	(4,325,288)
Interest expenses on marketable securities held in trust	(10,027,741)	(3,766,222)
Changes in operating assets and liabilities:
Other assets	500,966	(693,332)
Accounts payable and accrued expenses	425,063	206,748
Due to Sponsor	189,410	(283,341)

Net cash used in operating activities	(658,788)	(2,069,545)

Cash Flows from Investing Activities:
Investments withdrawn from Trust Account for payment to redeeming shareholders	172,774,717	(266,512,500)
Cash deposited in Trust Account	(500,000)	—

Net cash provided by (used in) investing activities	172,274,717	(266,512,500)

Cash Flows from Financing Activities:
Payment to Redeeming Shareholders	(172,774,717)	—
Proceeds from promissory note payable – sponsor	500,000	—
Proceeds from working capital loan – sponsor	300,000	—
Proceeds from sale of Units, net of underwriting discounts paid	—	253,575,000
Proceeds from sale of Private Placements Warrants	—	16,087,500
Advances from Sponsor	—	25,000
Payment of offering costs	—	(469,890)

Net cash (used in) provided by financing activities	$(171,974,717)	$269,217,610

Net Change in Cash	(358,788)	635,565
Cash - Beginning of period	$635,565	$—

Cash - End of period	$276,777	$635,565

Non-cash investing and financing activities:
Accretion of Class A ordinary shares subject to possible redemption	$10,527,741	$20,083,291
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
As of December 31, 2023 and for the period from February 19, 2021 (inception) through December 31, 2023, the Company had not yet commenced any operations. All activity for the period from February 19, 2021 (inception) through December 31, 2023, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The registration statement for the Company’s Initial Public Offering was declared effective on May 9, 2022. On May 12, 2022 the Company consummated the Initial Public Offering of 22,500,000 unit
s
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
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NASDAQ rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (less any taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the
Initial Public
Offering, management has agreed that $10.30 per Unit sold in the
Initial Public
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
The public shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.30 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These Class A ordinary shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”
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
The Company’s Sponsor has agreed (a) to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Certificate of Incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Certificate of Incorporation relating to shareholders’ rights of pre-Business Combination activity and (d) that the Founder Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.
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
In connection with the Extension Amendment Proposal, the Sponsor has agreed to contribute (each such contribution, a “Contribution”) into the Company’s Trust Account the lessor or (x) an aggregate of $100,000 or (y) $0.025 per share for each Class A ordinary share included as a part of the units sold in the Company’s initial public offering (including any shares issued in exchange thereof) that are not redeemed at the Extraordinary General Meeting for each monthly period (commencing on August 12, 2023 and ending on the 12 th
day of each subsequent month), or portion thereof, until the earlier of the completion of the initial business combination or August 12, 2024. Additionally, the maximum aggregate Contributions to the Trust Account shall not exceed $1,200,000 based on up to twelve monthly Contributions through August 12, 2024.
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
On December 8, 2023, the Company entered into a non-interest bearing convertible unsecured loan in the principal amount of up to $3,000,000 from the Sponsor to provide the Company with additional working capital and to fund the Extension Contributions. The Loan constitutes a Working Capital Loan as defined above. The portion of the Loan used to provide the Company with additional working capital will not be deposited into the Trust Account. If the Company does not consummate an initial business combination during the Extension Period, the Loan will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Loan is convertible into private placement warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants in connection with the initial public offering. The conversion option represents an embedded derivative under ASC 815-15, “Embedded Derivatives.” The Company has determined that based on the valuation of its Private Placement Warrants and the fact that a Business Combination is not considered probable until such time as it is consummated, the value of this conversion option is de minimis.
If the Company is unable to complete a Business Combination prior to August 12,

2024 (or up to 27 months, if the Company extends the time to complete a Business Combination), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $
100,000
of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of applicable law. In the event the Company does not complete a Business Combination within the Combination Period and, in such event, the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Public Initial Offering price per Unit of $
10.00
.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.30 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the day of liquidation of the Trust Account, if less than $10.30 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure its shareholders that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Liquidity, Capital Resources, and Going Concern Consideration
As of December 31, 2023, the Company had $276,777 in cash and a working capital deficit
of $1,194,501.
The Company’s liquidity needs up to December 31, 2023 had been satisfied by funds from the Sponsor to cover certain offering expenses. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company a Working Capital Loans, as defined below (see Note 5). As of December 31, 2023, $300,000 was outstanding under the Working Capital Loan.
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
In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company originally had until August 12, 2023, 15 months from the closing of the IPO, to consummate a Business Combination. As approved by its shareholders, the Company extended the time to complete a Business Combination to August 12, 2024, 27 months from the closing of the IPO). It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by August 12, 2024, there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that this financial statement is issued. This financial statement does not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of December 31, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $276,777 and $635,565 of cash and no cash equivalents as of December 31, 2023 and December 31, 2022, respectively.
Cash and Securities Held in Trust Account
As of December 31, 2023 and December 31, 2022, the
Company had $108,031,746 and $270,278,722, respectively, held in money market funds, which are invested primarily in U.S. Treasury Securities.
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except share amounts) for the year ended December 31, 2023 and December 31, 2022:

	For the Year Ended		For the Year Ended
	December 31,		December 31,
	2023		2022
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$6,690,449	$2,172,028	$4,846,892	$1,944,998
Denominator
Basic and diluted weighted average shares outstanding	19,925,549	6,468,750	16,517,466	6,628,253

Basic and diluted net income per ordinary share	$0.34	$0.34	$0.29	$0.29

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
Bulletin (“SAB”)
Topic
5A – “Expenses of Offering”. Offering costs consists of legal, accounting, underwriting fees and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounted to $6,037,027, which
was charged to shareholders’ equity upon the completion of the Initial Public Offering.
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
As of December 31, 2023 and 2022, the Class A ordinary shares subject to possible redemption reflected in the balance sheets is reconciled in the following table:

Gross Proceeds	$258,750,000
Less:
Proceeds allocated to Public Warrants	(2,587,500)
Total stock issuance costs	(5,967,069)
Plus:
Accretion of carrying value to redemption value	20,083,291

Class A ordinary shares subject to possible redemption at December 31, 2022	$270,278,722
Plus:
Accretion of carrying value to redemption value	10,527,741
Less:
Shares redeemed in August 2023	(172,774,717)

Class A ordinary shares subject to possible redemption at December 31, 2023	$108,031,746

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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional quantitative and qualitative income tax disclosures to enable financial statements users better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. For public business entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024, which will be fiscal 2025 for us. The Company expects the adoption to result in disclosure changes only.
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

NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On March 12, 2021, the Company issued an aggregate of 7,187,500 Class B ordinary shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. In March 2022, our sponsor surrendered, for no consideration, 718,750 founder shares, resulting in our sponsor holding 6,468,750 founder shares for an aggregate purchase price of $25,000 or approximately $0.0039 per share. The Founder Shares include an aggregate of up to 843,750 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering.
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
Promissory Note — Related Party
On March 12, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to
cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) December 31, 2022 (which was amended to September 30, 2022 on January 25, 2022) or (ii) the consummation of the Initial Public Offering. As of December 31, 2023 and 2022 there were no amounts outstanding on the Note and it is no longer available to the Company.
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
On December 8, 2023, the Company entered into a non-interest bearing convertible unsecured loan in the principal amount of up to $3,000,000 from the Sponsor to provide the Company with additional working capital and to fund the Extension Contributions. The Loan constitutes a Working Capital Loan as defined above.
The loan does not bear any interest and will be repayable by the Company to the Sponsor upon the earlier of: (i) promptly after the date the business combination is consummated and (ii) August 12, 2024.
The portion of the Loan used to provide the Company with additional working capital will not be deposited into the Trust Account. If the Company does not consummate an initial business combination during the Extension Period, the Loan will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Loan is convertible into private placement warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants in connection with the initial public offering. The conversion option represents an embedded derivative under ASC 815-15, “Embedded Derivatives.” The Company has determined that based on the valuation of its Private Placement Warrants and the fact that a Business Combination is not considered probable until such time as it is consummated, the value of this conversion option is de minimis.

As of December 31, 2023 and 2022, there was $300,000

and $0

outstanding, respectively.
Due to Sponsor
The Sponsor has paid expenses on behalf of the Company prior to the Company’s Initial Public Offering. This amount is not interest bearing and due on demand by the Sponsor. As of December 31, 2023 and December 31, 2022, there was $231,834 and $42,424 due to Sponsor, respectively.

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
Promissory Note
On August 9, 2023, the Sponsor agreed to loan the Company an aggregate of up to $1,200,000 to
cover expenses related to the Contributions (the “2023 Notes”).
The first draw was made on the aforementioned date for the amount of $100,000, with a further $100,000 drawn each month until December 31, 2023. The 2023 Notes are non-interest bearing and are payable on the earlier of (i) August 12, 2024, or (ii) the consummation of a Business Combination. Upon receiving notice of the closing of a Business Combination, the Sponsor shall convert the unpaid principal balance of the 2023 Notes into a number of non-transferable, non-redeemable ordinary shares of the Company equal to (x) the principal amount of the 2023 Notes being converted, divided by (y) the conversion price of
$10.00,
rounded up to the nearest whole number of shares. If the Company does not consummate an initial business combination during the Extension Period, (i) the 2023 Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven, and (ii) the 2023 Notes will end up having no underlying value, and as a consequence, result in a loss of capital for ICE I Holdings Pte. Ltd. (the “Sponsor”) because the Sponsor has waived any and all rights to amounts contained in the trust account. As of December 31, 2023 and December 31, 2022, the outstanding principal balance was
$500,000 and $0 respectively.

Administrative Services Agreement
Commencing on the date of the Initial Public Offering and until completion of the Company’s initial business combination or liquidation, the Company makes
a payment of a monthly fee of $10,000 to the Sponsor for office space, utilities and secretarial and administrative services provided to the Company. As of December 31, 2023 and December 31, 2022, there was $120,000 and $30,000 recorded in accrued expenses, respectively.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Registration Rights
The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A ordinary shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
0.10
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
The Private Placement Warrants are identical to the Public Warrants included in the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the ordinary shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days
after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8. SHAREHOLDERS’ (DEFICIT) EQUITY
Preference Shares — The Company is authorized to issue

up to
1,000,000 preference shares of $0.0001 par value. At December 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class A Ordinary Shares — The Company is authorized to issue up to 479,000,000 Class A ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2023 and December 31, 2022, there were 9,789,446 and 25,875,000 Class A ordinary shares issued and outstanding, respectively.
Class B Ordinary Shares — The Company is authorized to issue up to 20,000,000 Class B ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2023 and December 31, 2022, there were 6,468,750 Class B ordinary shares issued and outstanding, respectively.
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
As of December 31, 2023 and December 31, 2022, investments held in the Trust Account were comprised of $108,031,746 and $270,278,722 in
money market funds, which are invested primarily in U.S. Treasury Securities, respectively. During the years ended December 31, 2023 and December 31, 2022, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 31, 2023	December 31, 2022
Assets:
Investments held in Trust Account – U.S. Treasury Securities
Money Market Fund	1	$108,031,746	$270,278,722
Liabilities:
Public Warrants	1	$388,125	$675,338
Private Warrants	3	$482,626	$804,375
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
The following table provides quantitative information regarding Level 3 fair value measurements:

	December 31, 2023	December 31, 2022
	Private Warrants	Private Warrants
Stock Price	$10.99	$10.34
Exercise Price	$11.50	$11.50
Risk-free rate of interest	3.84%	3.99%
Volatility	0.5%	0.5%
Term	1.2 years	2.8 years

The key inputs into the Binomial Option Pricing model for the fair value of the public and private warrants at the IPO date of May 12, 2022 were as follows:

Input:	Public Warrants	Private Warrants
Stock Price	$9.91	$9.91
Exercise Price	$11.50	$11.50
Risk-free rate of interest	2.81%	2.81%
Volatility	3.80%	3.80%
Term	4.4 years	4.4 years
The Private Placement Warrants were initially and subsequently valued using a Binomial Option Pricing model, which is considered to be a Level 3 fair value measurement. The fair value of Public Warrants issued in connection with the Initial Public Offering were initially measured using a Binomial Option Pricing model and at December 31, 2023 are measured based on the listed market price of such warrants, a Level 1 measurement.
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

Private Warrants

Fair value as of January 1, 2022	$—
Fair Value as of May 12, 2022 (warrants issued)	3,217,500
Change in fair value (1)	(2,413,125)

Fair value as of December 31, 2022	804,375
Change in fair value (1)	(321,750)
Fair Value as of December 31, 2023	$482,625

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the statements of operations.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued.
On January 10, 2024, the Company entered into a promissory note with its Sponsor for the amount of $100,000. The note is non-interest bearing and is payable on the earlier of (i) August 12, 2024, or (ii) the consummation of a Business Combination. Upon receiving notice of the closing of a Business Combination, the Sponsor shall convert the unpaid principal balance of the 2023 Note into a number of non-transferable, non-redeemable ordinary shares of the Company equal to (x) the principal amount of the Note being converted, divided by (y) the conversion price of $10.00, rounded up to the nearest whole number of shares. If the Company does not consummate an initial business combination during the Extension Period, the promissory note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.
On February 4, 2024, the Company entered into a promissory note with its Sponsor for the amount of $100,000. The note is non-interest bearing and is payable on the earlier of (i) August 12, 2024, or (ii) the consummation of a Business Combination. Upon receiving notice of the closing of a Business Combination, the Sponsor shall convert the unpaid principal balance of the 2023 Note into a number of non-transferable, non-redeemable ordinary shares of the Company equal to (x) the principal amount of the Note being converted, divided by (y) the conversion price of $10.00, rounded up to the nearest whole number of shares. If the Company does not consummate an initial business combination during the Extension Period, the promissory note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.
On March 8, 2024, the Company entered into a promissory note with its Sponsor for the amount of $100,000. The note is non-interest bearing and is payable on the earlier of (i) August 12, 2024, or (ii) the consummation of a Business Combination. Upon receiving notice of the closing of a Business Combination, the Sponsor shall convert the unpaid principal balance of the 2023 Note into a number of non-transferable, non-redeemable ordinary shares of the Company equal to (x) the principal amount of the Note being converted, divided by (y) the conversion price of $10.00, rounded up to the nearest whole number of shares. If the Company does not consummate an initial business combination during the Extension Period, the promissory note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.
On April 11, 2024, the Company entered into a promissory note with its Sponsor for the amount of $100,000. The note is non-interest bearing and is payable on the earlier of (i) August 12, 2024, or (ii) the consummation of a Business Combination. Upon receiving notice of the closing of a Business Combination, the Sponsor shall convert the unpaid principal balance of the 2023 Note into a number of non-transferable, non-redeemable ordinary shares of the Company equal to (x) the principal amount of the Note being converted, divided by (y) the conversion price of $10.00, rounded up to the nearest whole number of shares. If the Company does not consummate an initial business combination during the Extension Period, the promissory note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

(2)	Financial Statement Schedules:

None.

(3)	The following Exhibits are filed as part of this report:

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
2.1	Underwriting Agreement, dated May 9, 2022, by and between the Company and Credit Suisse Securities (USA) LLC, as representative of the underwriters.	8-K	001-41383	1.1	May 12, 2022

3.1	Memorandum and Articles of Association	S-1	333-257090	3.1	April 29, 2022

3.2	Amended and Restated Memorandum and Articles of Association	8-K	001-41383	3.1	May 12, 2022

4.1	Specimen Unit Certificate of Investcorp India Acquisition Corp	S-1	333-257090	4.1	April 29, 2022

4.2	Specimen Ordinary Share Certificate of Investcorp India Acquisition Corp	S-1	333-257090	4.2	April 29, 2022

4.3	Specimen Warrant Certificate of Investcorp India Acquisition Corp	S-1	333-257090	4.3	April 29, 2022

4.5	Warrant Agreement, dated as of May 9, 2022, between Investcorp India Acquisition Corp and Continental Stock Transfer & Trust Company	8-K	001-41383	4.1	May 12, 2022

4.6	Description of Securities	10-K	001-41383	4.6	April 17, 2023

10.1	Investment Management Trust Agreement, dated as of May 9, 2022, between the Company and Continental Stock Transfer & Trust Company	8-K	001-41383	10.2	May 12, 2022

10.2	Registration Rights Agreement, dated as of May 9, 2022, between the Company and ICE I Holdings Pte. Ltd.	8-K	001-41383	10.3	May 12, 2022

10.3	Private Placement Warrants Purchase Agreement, dated as of May 9, 2022, between the Company and ICE I Holdings Pte. Ltd.	8-K	001-41383	10.4	May 12, 2022

10.4	Indemnity Agreement, dated as of May 9, 2022, between the Company and Nikhil Kalghatgi	8-K	001-41383	10.5	May 12, 2022

10.5	Indemnity Agreement, dated as of May 9, 2022, between the Company and Dean Clinton	8-K	001-41383	10.6	May 12, 2022

10.6	Indemnity Agreement, dated as of May 9, 2022, between the Company and Rishi Kapoor	8-K	001-41383	10.7	May 12, 2022

10.7	Indemnity Agreement, dated as of May 9, 2022, between the Company and Kunal Bahl	8-K	001-41383	10.8	May 12, 2022

10.8	Indemnity Agreement, dated as of May 9, 2022, between the Company and Girish Vanvari	8-K	001-41383	10.9	May 12, 2022

10.9	Indemnity Agreement, dated as of May 9, 2022, between the Company and Ashwini Asokan	8-K	001-41383	10.10	May 12, 2022

10.10	Indemnity Agreement, dated as of May 9, 2022, between the Company and Manpreet Singh	8-K	001-41383	10.11	May 12, 2022

10.11	Letter Agreement, dated as of May 9, 2022, among the Company, ICE I Holdings Pte. Ltd. and the directors and officers of the Company	8-K	001-41383	10.1	May 12, 2022

10.12	Administrative Services Agreement, dated as of May 9, 2022, between the Company and ICE I Holdings Pte. Ltd.	S-1	333-257090	10.6	April 29, 2022

10.13	Promissory Note, dated as of March 12, 2021, issued to ICE I Holdings Pte. Ltd.	S-1	333-257090	10.6	April 29, 2022

10.14	Amended and Restated Promissory Note, dated as of January 25, 2022, issued to ICE I Holdings Pte. Ltd.	S-1	333-257090	10.8	April 29, 2022

10.15	Securities Subscription Agreement, dated March 12, 2021, between the Company and ICE I Holdings Pte. Ltd.	S-1	333-257090	10.7	April 29, 2022

10.16	Convertible Promissory Note, dated as of December 8, 2023, by and between the Company and ICE I Holdings Pte.	8-K	001-41383	10.1	December 8, 2023

14.1	Code of Ethics of Investcorp India Acquisition Corp	S-1	333-257090	14	April 29, 2022

24.1*	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Investcorp India Acquisition Corp. Clawback Policy

101.INS	Inline XBRL Instance Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 16th day of April, 2024.

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

Signature	Position	Date

/s/ Nikhil Kalghatgi	Principal Executive Officer and Director	April 16, 2024
Nikhil Kalghatgi	(Principal Executive Officer)

/s/ Dean Clinton	Principal Financial Officer (Principal	April 16, 2024
Dean Clinton	Financial Officer and Principal
Accounting Officer)

/s/ Rishi Kapoor	Director	April 16, 2024
Rishi Kapoor

/s/ Kunal Bahl	Director	April 16, 2024
Kunal Bahl

/s/ Girish Vanvari	Director	April 16, 2024
Girish Vanvari

/s/ Ashwini Asokan	Director	April 16, 2024
Ashwini Asokan

/s/ Manpreet Singh	Director	April 16, 2024
Manpreet Singh

/s/ Nikhil Kalghatgi
Nikhil Kalghatgi
Attorney-In-Fact