Form 10-Q
period 2024-03-31
Investcorp India Acquisition Corp
filed 2024-05-17
CIK 1852889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
of the Exchange Act). Yes ☒ No ☐
As of May 1
7
, 2024, there were 9,789,446 Class A ordinary shares, par value $0.0001, and 6,468,750 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

INVESTCORP INDIA ACQUISITION CORP

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
INVESTCORP INDIA ACQUISITION CORP
CONDENSED BALANCE SHEETS

	March 31, 2024 (Unaudited)	December 31, 2023

ASSETS
Current Assets
Cash	$95,183	$276,777
Other assets – current	66,910	192,366

Total current assets	162,093	469,143
Other assets – non-current	—	—
Cash and securities held in Trust Account	109,731,142	108,031,746

Total Assets	$109,893,235	$108,500,889

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$617,868	$631,810
Working Capital Loan - Sponsor	300,000	300,000
Convertible Promissory Note - Sponsor	800,000	500,000
Due to Sponsor	132,844	231,834

Total current liabilities	1,850,712	1,663,644
Warrant liability	1,741,500	870,751

Total Liabilities	3,592,212	2,534,395

Commitments and Contingencies (Note 6)
Class A ordinary shares: 9,789,446 and 9,789,446 shares subject to possible redemption at March 31, 2024 and December 31, 2023, respectively	109,731,142	108,031,746
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; none issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,468,750 shares issued and outstanding	647	647
Additional paid in capital	—	—
Accumulated deficit	(3,430,766)	(2,065,899)

Total Shareholders’ Deficit	(3,430,119)	(2,065,252)

Total Liabilities and Shareholders’ Deficit	$109,893,235	$108,500,889

The accompanying notes are an integral part of the unaudited condensed financial statements

INVESTCORP INDIA ACQUISITION CORP
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Formation costs and operating expenses	$194,117	$325,125

Loss from operations	$(194,117)	$(325,125)
Other income:
Interest earned on marketable securities held in Trust Account	1,399,396	2,889,862
Change in fair value of warrant liability	(870,750)	(552,038)

Other income	528,646	2,337,824

Net income	$334,529	$2,012,699

Weighted average shares outstanding of Class A ordinary shares	9,789,446	25,875,000
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.02	$0.06

Weighted average shares outstanding of Class B ordinary shares	6,468,750	6,468,750
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.02	$0.06

The accompanying notes are an integral part of the unaudited condensed financial statements

INVESTCORP INDIA ACQUISITION CORP
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2024
(UNAUDITED)

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance — December 31, 2023	6,468,750	$647	$—	$(2,065,899)	$(2,065,252)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(1,699,396)	(1,699,396)
Net income	—	—	—	334,529	334,529

Balance — March 31, 2024	6,468,750	$647	$—	$(3,430,766)	$(3,430,119)

INVESTCORP INDIA ACQUISITION CORP
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023
(UNAUDITED)

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance — December 31, 2022	6,468,750	$647	$—	$(400,635)	$(399,988)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(2,889,862)	(2,889,862)
Net income	—	—	—	2,012,699	2,012,699

Balance — March 31, 2023	6,468,750	$647	$—	$1,277,798	$(1,277,151)

The accompanying notes are an integral part of the unaudited condensed financial statements

INVESTCORP INDIA ACQUISITION CORP
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Cashflow from Operating Activities:
Net income	$334,529	$2,012,699
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	870,750	552,038
Interest earned on marketable securities held in Trust Account	(1,399,396)	(2,889,862)
Changes in operating assets and liabilities:
Other assets	125,456	124,597
Accounts payables and accrued expenses	(13,943)	(66,798)
Due to Sponsor	(98,990)	(31,146)

Net cash used in operating activities	(181,594)	(298,472)

Cashflow from Investing Activities:
Cash deposited in Trust Account	(300,000)	—

Net cash (used in ) provided by investing activities	(300,000)	—

Cashflow from Financing Activities:
Proceeds from convertible promissory notes—Sponsor	300,000	—

Net cash provided by (used in) financing activities	300,000	—

Net Change in Cash and Restricted Cash	(181,594)	—
Cash and restricted cash at the beginning of the period	276,777	635,565

Cash and Restricted Cash at the end of the period	$95,183	$635,565

Non-cash investing and financing activities:
Accretion of Class A ordinary shares subject to possible redemption	$1,699,396	$2,889,862

The accompanying notes are an integral part of the unaudited condensed financial statements

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
As of March 31, 2024, and for the period from February 19, 2021 (inception) through March 31, 2024, the Company had not yet commenced any operations. All activity for the period from February 19, 2021 (inception) through March 31, 2024, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Liquidity, Capital Resources, and Going Concern Consideration
As of March 31, 2024, the Company had $95,183 in cash and a working capital deficit of $1,688,619.
The Company’s liquidity needs up to March 31, 2024, had been satisfied by funds from the Sponsor to cover certain offering expenses. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company a Working Capital Loans, as defined below (see Note 5). As of March 31, 2024, there was $300,000 outstanding under any Working Capital Loans.

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
Risks and Uncertainties
Management is currently evaluating the impact of rising interest rates, inflation, the Russia-Ukraine war and the conflict in Israel and Palestine on the industry and has concluded that while it is reasonably possible that any of these could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Inflation Reduction Act of 2022
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchanges Commission (“SEC”). The results for the interim periods are not necessarily indicative of results for the full year.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of March 31, 2024 and December 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $95,183 and $276,777 of cash and no cash equivalents as of March 31, 2024, and December 31, 2023, respectively.
Cash and Securities Held in Trust Account
As of March 31, 2024, and December 31, 2023, the Company had $109,731,142 and $108,031,746, respectively, held in money market
funds
, which are invested primarily in U.S. Treasury Securities.
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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
per
ordinary share (in dollars, except share amounts) for the three months ended March 31, 2024, and March 31, 2023:

	For the Three Months Ended March 31,
	2024		2023
	Class A, Ordinary Shares	Class B, Ordinary Shares	Class A, Ordinary Shares	Class B, Ordinary Shares
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$201,428	$133,101	$1,610,159	$402,540
Denominator:
Basic and diluted weighted average shares outstanding	9,789,446	6,468,750	25,875,000	6,468,750

Basic and diluted net income per ordinary share	$0.02	$0.02	$0.06	$0.06

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

As of March 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Class A ordinary shares subject to possible redemption at December 31, 2022	$270,278,722
Plus:
Accretion of carrying value to redemption value	10,527,741
Less:
Shares redeemed in August 2023	172,774,717

Class A ordinary shares subject to possible redemption at December 31, 2023	$108,031,746
Plus:
Accretion of carrying value to redemption value	1,699,396

Class A ordinary shares subject to possible redemption at March 31, 2024	$109,731,142

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

Recently Issued Accounting Standards
In August 2020, the FASB issued ASU No. 2020-06 Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in GAAP. The ASU’s amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company adopted ASU 2020-06 on January 1, 2024. The adoption of ASU 2020-06 did not have a material impact on the Company’s unaudited condensed financial statements and disclosures.
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

Promissory Note — Related Party
On March 12, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Proposed Offering pursuant to a promissory note (the “Note”). The Note is non-interest
bearing and is payable on the earlier of (i) December 31, 2021 (which was amended to September 30, 2022, on January 25, 2022) or (ii) the consummation of the Initial Proposed Offering. As of March 31, 2024, and December 31, 2023, there were no amounts outstanding on the Note and it is no longer available to the Company.
Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $3,000,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2024, and December 31, 2023, there was $300,000 and $300,000 outstanding, respectively.
Due to Sponsor
The Sponsor has paid expenses on behalf of the Company prior to the Company’s Initial Public Offering. This amount is not interest bearing and due on demand by the Sponsor. As of March 31, 2024, and December 31, 2023, there was $132,844 and $231,834 due to Sponsor, respectively.
Convertible Promissory Note — Sponsor
On August 9, 2023, the Sponsor agreed to loan the Company an aggregate of up to $1,200,000 to cover expenses related to the Contributions (the “2023 Note”). The note is non-interest
bearing and is payable on the earlier of (i) August 12, 2024, or (ii) the consummation of a Business Combination. Upon receiving notice of the closing of a Business Combination, the Sponsor shall convert the unpaid principal balance of the 2023 Note into a number of non-transferable,
non-redeemable
ordinary shares of the Company equal to (x) the principal amount of the 2023 Note being converted, divided by (y) the conversion price of $10.00, rounded up to the nearest whole number of shares. As of March 31, 2024 and December 31, 2023, the outstanding principal balance was $800,000 and $500,000 respectively.
Administrative Services Agreement
Commencing on the date of the Initial Public Offering and until completion of the Company’s initial business combination or liquidation, the Company will make a payment of a monthly fee of $10,000 to the Sponsor for office space, utilities and secretarial and administrative services provided to the Company. As of March 31, 2024 and December 31, 2023, there was $150,000 and $120,000 recorded in accrued expenses, respectively.
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
NOTE 8. SHAREHOLDERS’ DEFICIT
Preference Shares — The Company is authorized to issue 1,000,000 preference shares of $0.0001 par value. At March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.
Class A Ordinary Shares — The Company is authorized to issue up to 479,000,000 Class A ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2024, and December 31, 2023, there were 9,789,446 of Class A ordinary shares issued and outstanding, respectively.
Class B Ordinary Shares — The Company is authorized to issue up to 20,000,000 Class B ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2024 and December 31, 2023, there were 6,468,750 Class B ordinary shares issued and outstanding, respectively.

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
As of March 31, 2024, and December 31, 2023, investments held in the Trust Account were comprised of $109,731,142 and $108,031,746 in money market funds, which are invested primarily in U.S. Treasury Securities, respectively. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2024	December 31, 2023
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$109,731,142	$108,031,746
Liabilities:
Public Warrants	1	$776,250	$388,125
Private Warrants	3	$965,250	$482,626

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
The following table provides quantitative information regarding Level 3 fair value measurements:

	March 31, 2024	December 31, 2023
	Private Warrants	Private Warrants
Stock Price	$11.19	$10.99
Exercise Price	$11.50	$11.50
Risk-free rate of interest	4.21%	3.84%
Volatility	1.00%	0.50%
Term	0.7 years	1.2 years
The Private Placement Warrants were initially and subsequently valued using a Binomial Option Pricing model, which is considered to be a Level 3 fair value measurement. The fair value of Public Warrants issued in connection with the Initial Public Offering were initially measured using a Binomial Option Pricing model and at March 31, 2024 and December 31, 2023 are measured based on the listed market price of such warrants, a Level 1 measurement.
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
 3 liabilities,
measured
on a
recurring basis.

Fair value as of December 31, 2022	$804,375
Change in fair value (1)	(321,750)

Fair Value as of March 31, 2023	$1,126,125

Fair value as of December 31, 2023	$482,625
Change in fair value (1)	482,625

Fair Value as of March 31, 2024	$965,250

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the statements of operations.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than as follows
.

On April 10, 2024, the Company entered into a promissory
note
with its Sponsor
to
make an additional draw down on the 2023 Note for the amount of $100,000. The note is non-interest
bearing and is payable on the earlier of (i) August 12, 2024, or (ii) the consummation of a Business Combination. Upon receiving notice of the closing of a Business Combination, the Sponsor shall convert the unpaid principal balance of the 2023 Note into a number of non-transferable,
non-redeemable
ordinary shares of the Company equal to (x) the principal amount of the Note being converted, divided by (y) the conversion price of $10.00, rounded up to the nearest whole number of shares. If the Company does not consummate an initial business combination during the Extension Period, the promissory note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.
On April 11, 2024 the Company made an additional draw down on the Promissory Note (“2023 Note”) of $480,000 to fund month extension requirements.
On May 10, 2024, the Company entered into a promissory note with its Sponsor to make an additional draw down on the 2023 Note for the amount of $100,000. The note is non-interest bearing and is payable on the earlier of (i) August 12, 2024, or (ii) the consummation of a Business Combination. Upon receiving notice of the closing of a Business Combination, the Sponsor shall convert the unpaid principal balance of the 2023 Note into a number of nontransferable, non-redeemable ordinary shares of the Company equal to (x) the principal amount of the Note being converted, divided by (y) the conversion price of $10.00, rounded up to the nearest whole number of shares. If the Company does not consummate an initial business combination during the Extension Period, the promissory note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

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

At the Extraordinary General Meeting, the shareholders of record were provided the opportunity to exercise their redemption rights. Holders of 16,085,554 shares of Class A ordinary shareholders exercised their right to redemption at a per share redemption price of approximately $10.74. On August 18, 2023, a total of $172,74,7177 in redemption payments were made in connection with this redemption. Following the redemption, the Company had a total of 9,789,446 shares of Class A ordinary shares outstanding.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from February 19, 2021 (inception) through March 31, 2024, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and after our Initial Public Offering, identifying target companies for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended March 31, 2024, we had net income of $334,529, which consists of operating costs of $194,117, offset by interest earned from marketable securities held in the Trust Account of $1,399,396 and change in fair value of warrants of $870,750. For the three months ended March 31, 2023, we had a net income of $2,012,699, which consists of operating costs of $325,125, offset by interest earned from marketable securities held in the Trust Account of $2,899,862 and change in fair value of warrants of $552,038.

Liquidity, Capital Resources, and Going Concern Consideration

As of March 31, 2024, the Company had $95,183 in cash and a working capital deficit of $1,688,619.

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

For the three months ended March 31, 2024, cash used in operating activities was $181,594. Net income of $334,529 was affected by a gain on the change in the fair value of the warrant liability of $870,750 and interest income of $1,399,396. Changes in operating assets and liabilities used $12,523 of cash for operating activities.

For the three months ended March 31, 2023, cash used in operating activities was $298,472. Net income of $2,012,699 was affected by a gain on the change in the fair value of the warrant liability of $552,038 and interest income of $2,899,862. Changes in operating assets and liabilities used $26,653 of cash for operating activities.

As of March 31, 2024, we had cash held in the Trust Account of $109,731,142. Interest income on the balance in the Trust Account may be used by us to pay taxes. We intend to use substantially all of the funds held the Trust Account and the proceeds from the sale of the forward purchase shares to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2024, we had cash of $95,183 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

As of March 31, 2024, and December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

On December 8, 2023, the Company entered into a non-interest bearing convertible unsecured loan in the principal amount of up to $3,000,000 from the Sponsor to provide the Company with additional working capital and to fund the Extension Contributions. The Loan constitutes a Working Capital Loan as defined above. The loan does not bear any interest and will be repayable by the Company to the Sponsor upon the earlier of: (i) promptly after the date the business combination is consummated and (ii) August 12, 2024. The portion of the Loan used to provide the Company with additional working capital will not be deposited into the Trust Account. If the Company does not consummate an initial business combination during the Extension Period, the Loan will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Loan is convertible into private placement warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants in connection with the initial public offering. The conversion option represents an embedded derivative under ASC 815-15, “Embedded Derivatives.” The Company has determined that based on the valuation of its Private Placement Warrants and the fact that a Business Combination is not considered probable until such time as it is consummated, the value of this conversion option is de minimis. As of March 31, 2024 and December 31, 2023, there was $300,000 outstanding.

Promissory Note—Related Party

On March 12, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) December 31, 2021 (which was amended to September 30, 2022, on January 25, 2022), or (ii) the consummation of the Initial Public Offering. As of March 31, 2024 and December 31, 2023, there were no amounts outstanding on the Note and it is no longer available to the Company.

Convertible Promissory Note—Sponsor

On August 9, 2023, the Sponsor agreed to loan the Company an aggregate of up to $1,200,000 to cover expenses related to the Contributions (the “2023 Note”). The note is non-interest bearing and is payable on the earlier of (i) August 12, 2024, or (ii) the consummation of a Business Combination. Upon receiving notice of the closing of a Business Combination, the Sponsor shall convert the unpaid principal balance of the 2023 Note into a number of non-transferable, non-redeemable ordinary shares of the Company equal to (x) the principal amount of the 2023 Note being converted, divided by (y) the conversion price of $10.00, rounded up to the nearest whole number of shares. As of March 31, 2024 and December 31, 2023, the outstanding principal balance was $800,000 and $500,000, respectively.

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

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06 Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815–40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in GAAP. The ASU’s amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company adopted ASU 2020-06 on January 1, 2024. The adoption of ASU 2020-06 did not have a material impact on the Company’s unaudited condensed financial statements and disclosures.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our current chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024, as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act.

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

Based on this evaluation, our chief executive officer and chief financial officer have concluded that, during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2024, because of an identified material weakness in our internal control over financial reporting. The material weakness identified relates to an ineffective review control to prevent or detect a material misstatement, which resulted in a material adjustment to accrued expenses in relation to the filing of its Form 8-K on May 26, 2022 and an overaccrual of legal fees in the year ended December 31, 2023.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in (i) our final prospectus for our Initial Public Offering filed with the SEC on May 10, 2022, and (ii) our annual report on Form 10-K filed with the SEC on April 17, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in (i) our final prospectus for our Initial Public Offering filed with the SEC on May 10, 2022 or (ii) our annual report on Form 10-K filed with the SEC on April 17, 2024, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

INVESTCORP INDIA ACQUISITION CORP

/s/ Nikhil Kalghatgi	May 17, 2024
Name: Nikhil Kalghatgi
Title: Principal Executive Officer

/s/ Dean Clinton	May 17, 2024
Name: Dean Clinton
Title: Principal Financial Officer and Principal Accounting Officer

