Form 10-Q
period 2024-06-30
Investcorp India Acquisition Corp
filed 2024-08-20
CIK 1852889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
of the Exchange Act). Yes ☒ No ☐
As of August 19, 2024 there were 9,789,446 Class A ordinary shares, par value $0.0001, and 6,468,750 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

INVESTCORP INDIA ACQUISITION CORP

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
INVESTCORP INDIA ACQUISITION CORP
CONDENSED BALANCE SHEETS

	June 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Current Assets
Cash	$272,826	$276,777
Other assets – current	52,584	192,366

Total current assets	325,410	469,143
Cash and securities held in Trust Account	111,451,040	108,031,746

Total Assets	$111,776,450	$108,500,889

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	513,293	$631,810
Working Capital Loan - Sponsor	780,000	300,000
Convertible Promissory Note - Sponsor	1,100,000	500,000
Due to Sponsor	239,886	231,834

Total current liabilities	2,633,179	1,663,644
Warrant liability	1,161,001	870,751

Total Liabilities	3,794,180	2,534,395

Commitments and Contingencies (Note 6)
Class A common stock: 9,789,446 shares subject to possible redemption a t June 30, 2024 and December 31, 2023	111,451,039	108,031,746
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; none issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,468,750 shares issued and outstanding	647	647
Additional paid in capital	—	—
Accumulated deficit	(3,469,416)	(2,065,899)

Total Shareholders’ Deficit	(3,468,769)	(2,065,252)

Total Liabilities and Shareholders’ Deficit	$111,776,450	$108,500,889

The accompanying notes are an integral part of the unaudited condensed financial statements

INVESTCORP INDIA ACQUISITION CORP
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Formation costs and operating expenses	$319,152	$520,593	$513,267	$845,718

Loss from operations	(319,152)	(520,593)	(513,267)	(845,718)

Other income (expense):
Interest earned on marketable securities held in Trust Account	1,419,899	3,221,233	2,819,293	6,111,095
Change in FV of warrant liability	580,500	831,938	(290,250)	279,900

Other income, net	2,000,399	4,053,171	2,529,043	6,390,995

Net income	$1,681,247	$3,532,578	$2,015,776	$5,545,277

Weighted average shares outstanding of Class A ordinary shares redeemable shares	9,789,446	25,875,000	9,789,446	25,875,000

Basic and diluted net income per ordinary share, Class A ordinary shares redeemable shares	$0.10	$0.11	$0.12	$0.17

Weighted average shares outstanding of Class B ordinary shares non-redeemable shares	6,468,750	6,468,750	6,468,750	6,468,750

Basic and diluted net income per ordinary share, Class B ordinary shares non-redeemable shares	$0.10	$0.11	$0.12	$0.17

The accompanying notes are an integral part of the unaudited condensed financial statements

INVESTCORP INDIA ACQUISITION CORP
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024
(UNAUDITED)

	Class B Ordinary		Additional		Total
	Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2023	6,468,750	$647	$—	$(2,065,899)	$(2,065,252)
Accretion of Class A ordinary shares sub je ct to possible redemption	—	—	—	(1,699,396)	(1,699,396)
Net income	—	—	—	334,529	334,529

Balance — March 31, 2024	6,468,750	$647	$—	$(3,430,766)	$(3,430,119)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(1,719,897)	(1,719,897)
Net income	—	—	—	1,681,247	1,681,247

Balance — June 30, 2024	6,468,750	$647	$—	$(3,469,416)	$(3,468,769)

INVESTCORP INDIA ACQUISITION CORP
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
(UNAUDITED)

	Class B Ordinary		Additional		Total
	Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2022	6,468,750	$647	$—	$(400,635)	$(399,988)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(2,889,862)	(2,889,862)
Net income	—	—	—	2,012,699	2,012,699

Balance — March 31, 2023	6,468,750	$647	$—	$(1,277,798)	$(1,277,151)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(3,221,233)	(3,221,233)
Net income	—	—	—	3,532,578	3,532,578

Balance —June 30, 2023	6,468,750	$647	$—	$(966,453)	$(965,806)

The accompanying notes are an integral part of the unaudited condensed financial statements

INVESTCORP INDIA ACQUISITION CORP
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Cashflow from Operating Activities:
Net income	$2,015,776	$5,545,277
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	290,250	(279,900)
Interest earned on marketable securities held in Trust Account	(2,819,294)	(6,111,095)
Changes in operating assets and liabilities:
Other assets	139,782	250,053
Accounts payables and accrued expenses	(118,517)	75,007
Due to Sponsor	8,052	(3,739)

Net cash used in operating activities	(483,951)	(524,397)

Cashflow from Investing Activities:
Cash deposited in Trust Account	(600,000)	—

Net cash used in investing activities	(600,000)	—

Cashflow from Financing Activities:
Proceeds from convertible promissory notes - Sponsor	1,080,000	—

Net cash provided by financing activities	1,080,000	—

Net Change in Cash and Restricted Cash	(3,951)	(524,397)
Cash and restricted cash at the beginning of the period	276,777	635,565

Cash and Restricted Cash at the end of the period	$272,826	$111,168

Non-cash investing and financing activities:
Accretion of Class A ordinary shares subject to possible redemption	$3,419,293	$6,111,095

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
As of June 30, 2024, and for the period from February 19, 2021 (inception) through June 30, 2024 the Company had not yet commenced any operations. All activity for the period from February 19, 2021 (inception) through June 30, 2024, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Liquidity, Capital Resources, and Going Concern Consideration
As of June 30, 2024, the Company had $272,826 in cash and a working capital deficit of $2,307,772.
The Company’s liquidity needs up to June 30, 2024, had been satisfied by funds from the Sponsor to cover certain offering expenses. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company a Working Capital Loans, as defined below (see Note 5). As of June 30, 2024, there was $780,000 outstanding under any Working Capital Loans.
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
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company originally had until August 12, 2023, 15 months from the closing of the IPO, to consummate a Business Combination. As approved by its shareholders, the Company extended the time to complete a Business Combination to May 12, 2025, 31 months from the closing of the IPO). It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by May 12, 2025, there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that this financial statement is issued. This financial statement does not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
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

Further, Section 102
(b)
(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of June 30, 2024 and December 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $272,826 and $276,777 of cash and no cash equivalents as of June 30, 2024, and December 31, 2023, respectively.
Cash and Securities Held in Trust Account
As of June 30, 2024 and December 31, 2023, the Company had $111,451,040 and $108,031,746, respectively, held in money market funds, which are invested primarily in U.S. Treasury Securities.
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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The following tables reflects the calculation of basic and diluted net income per ordinary share (in dollars, except share amounts) for the three and six months ended June 30, 2024 and June 30, 2023:

	For the Three Months Ended June 30,
	2024		2023
	Class A,	Class B,	Class A,	Class B,
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$1,012,319	$668,928	$2,826,062	$706,516
Denominator:
Basic and diluted weighted average shares outstanding	9,789,446	6,468,750	25,875,000	6,468,750

Basic and diluted net income per ordinary share	$0.10	$0.10	$0.11	$0.11

	For the Six Months Ended June 30,
	2024		2023
	Class A,	Class B,	Class A,	Class B,
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$1,213,747	$802,029	$4,436,222	$1,109,055
Denominator:
Basic and diluted weighted average shares outstanding	9,789,446	6,468,750	25,875,000	6,468,750

Basic and diluted net income per ordinary share	$0.12	$0.12	$0.17	$0.17

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

•
Level 1 - Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

•
Level 2 - Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

•	Level 3 - Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.
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
As of June 30, 2024, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Class A ordinary shares subject to possible redemption at December 31, 2022	$270,278,722
Plus:
Accretion of carrying value to redemption value	10,527,741
Less:
Shares redeemed in August 2023	172,774,717

Class A ordinary shares subject to possible redemption at December 31, 2023	$108,031,746
Plus:
Accretion of carrying value to redemption value	3,419,293

Class A ordinary shares subject to possible redemption at June 30, 2024	$111,451,039

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
Recently Issued Accounting Standards
In August 2020, the FASB issued ASU
No. 2020-06
Debt - Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic
815-40)
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
Promissory Note - Related Party
On March 12, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Proposed Offering pursuant to a promissory note (the “Note”). The Note is non-interest
bearing and is payable on the earlier of (i) December 31, 2021 (which was amended to September 30, 2022, on January 25, 2022) or (ii) the consummation of the Initial Proposed Offering. As of June 30, 2024 and December 31, 2023, there were no amounts outstanding on the Note and it is no longer available to the Company.
Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $3,000,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2024 and December 31, 2023, there was $780,000 and $300,000 outstanding, respectively.
Due to Sponsor
The Sponsor has paid expenses on behalf of the Company prior to the Company’s Initial Public Offering. This amount is not interest bearing and due on demand by the Sponsor. As of June 30, 2024, and December 31, 2023, there was $239,886 and $231,834 due to Sponsor, respectively.
Convertible Promissory Note - Sponsor
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
non-redeemable
ordinary shares of the Company equal to (x) the principal amount of the 2023 Note being converted, divided by (y) the conversion price of $10.00, rounded up to the nearest whole number of shares. As of June 30, 2024 and December 31, 2023, the outstanding principal balance was $1,100,000 and $500,000 respectively.
Administrative Services Agreement
Commencing on the date of the Initial Public Offering and until completion of the Company’s initial business combination or liquidation, the Company will make a payment of a monthly fee of $10,000 to the Sponsor for office space, utilities and secretarial and administrative services provided to the Company. As of June 30, 2024 and December 31, 2023, there was $180,000 and $120,000 recorded in accrued expenses, respectively.

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
capital.
Warrants - Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the consummation of a Business Combination. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.
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
NOTE 8. SHAREHOLDERS’ DEFICIT
Preference Shares - The Company is authorized to issue 1,000,000 preference shares of $0.0001 par value. At June 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.
Class A Ordinary Shares - The Company is authorized to issue up to 479,000,000 Class A ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At June 30, 2024 and December 31, 2023, there were 9,789,446 of Class A ordinary shares issued and outstanding, respectively.
Class B Ordinary Shares - The Company is authorized to issue up to 20,000,000 Class B ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At June 30, 2024 and December 31, 2023, there were 6,468,750 Class B ordinary shares issued and outstanding, respectively.

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
As of June 30, 2024 and December 31, 2023, investments held in the Trust Account were comprised of $111,451,040 and $108,031,746 in money market funds, which are invested primarily in U.S. Treasury Securities, respectively. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2024	December 31, 2023
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$111,451,040	$108,031,746
Liabilities:
Public Warrants	1	$517,500	$388,125
Private Warrants	3	$643,500	$482,626

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
The following table provides quantitative information regarding Level 3 fair value measurements:

	June 30, 2024	December 31, 2023
	Private Warrants	Private Warrants
Stock Price	$11.35	$10.99
Exercise Price	$11.50	$11.50
Risk-free rate of interest	4.33%	3.84%
Volatility	0.20%	0.50%
Term	0.4 years	1.2 years
The Private Placement Warrants were initially and subsequently valued using a Binomial Option Pricing model, which is considered to be a Level 3 fair value measurement. The fair value of Public Warrants issued in connection with the Initial Public Offering were initially measured using a Binomial Option Pricing model and at June 30, 2024 and December 31, 2023 are measured based on the listed market price of such warrants, a Level 1 measurement.
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

Fair value as of December 31, 2022	$804,375
Change in fair value (1)	(321,750)

Fair Value as of December 31, 2023	482,625
Change in fair value (1)	160,875

Fair Value as of June 30, 2024	$643,500

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the statements of operations.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the condensed financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than as follows.
As approved by its shareholders at an extraordinary general meeting of shareholders held on August 12, 2024 (the “Extraordinary General Meeting”) virtually, solely with respect to voting on the proposal to extend the date by which the Company must complete its initial business combination from August 12, 2024 to May 12, 2025 (the “Extension Amendment Proposal”). A total of 13,045,005 of the Company’s Class A ordinary shares and Class B ordinary shares (the “Ordinary Shares”) or 80.24% of the Company’s outstanding shares as of July 19, 2024, the record date for the Meeting, were represented virtually or by proxy. In connection with the vote to approve the Extension Amendment Proposal, the holders of 8,314,006 Class A ordinary shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $11.40 per share, for an aggregate redemption amount of approximately $94,780,352.
Furthermore, on August 12, 2024, ICE I Holdings Pte. Ltd., the sponsor of the Company, elected to convert 6,468,749 Class B ordinary shares into Class A ordinary shares, on a one-to-one
basis, pursuant to the terms of the articles and memorandum of association of the Company.
Lastly, in connection with the Meeting, the Company agreed to waive its right under its amended and restated memorandum and articles of association to withdraw up to $100,000 of the interest earned on the funds held in the trust account established in connection with the company’s IPO to pay dissolution expenses in the event of the liquidation of the trust account.

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

Recent Developments

On August 12, 2024 shareholders of the Company held an Extraordinary General Meeting. At the Extraordinary General Meeting, the Company’s shareholders approved the proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to give the Company the right to extend the date by which it has to consummate a business combination from August 12, 2024 to May 12, 2025.

In connection with the Extension Amendment Proposal, the Sponsor elected to convert 6,468,749 Class B ordinary shares into Class A ordinary shares, on a one-to-one basis, pursuant to the terms of the articles and memorandum of association of the Company.

At the Extraordinary General Meeting, the shareholders of record the holders of 8,314,006 Class A ordinary shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $11.40 per share, for an aggregate redemption amount of approximately $94,780,352.

Furthermore, the Company agreed to waive its right under its amended and restated memorandum and articles of association to withdraw up to $100,000 of the interest earned on the funds held in the trust account established in connection with the company’s IPO to pay dissolution expenses in the event of the liquidation of the trust account..

If the Company is unable to complete a Business Combination prior to May 12, 2025, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of applicable law. In the event the Company does not complete a Business Combination within the Combination Period and, in such event, the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Public Initial Offering price per Unit of $10.00.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from February 19, 2021 (inception) through June 30, 2024, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and after our Initial Public Offering, identifying target companies for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended June 30, 2024, we had net income of $1,681,247, which consists of operating costs of $319,152, offset by interest earned from marketable securities held in the Trust Account of $1,419,899 and change in fair value of warrants of $580,500. For the three months ended June 30, 2023, we had a net income of $3,532,578, which consists of operating costs of $520,593, offset by interest earned from marketable securities held in the Trust Account of $3,221,233 and change in fair value of warrants of $831,938.

For the six months ended June 30, 2024, we had net income of $2,015,776, which consists of operating costs of $513,267, offset by interest earned from marketable securities held in the Trust Account of $2,819,293 and change in fair value of warrants of $290,250. For the six months ended June 30, 2023, we had a net income of $5,545,277, which consists of operating costs of $845,718, offset by interest earned from marketable securities held in the Trust Account of $6,111,095 and change in fair value of warrants of $279,900.

Liquidity, Capital Resources, and Going Concern Consideration

As of June 30, 2024, the Company had $272,826 in cash and a working capital deficit of $2,307,772.

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

For the six months ended June 30, 2024, cash used in operating activities was $483,951. Net income of $2,015,774 was affected by a gain on the change in the fair value of the warrant liability of $290,250 and interest income of $2,819,294. Changes in operating assets and liabilities used $29,320 of cash for operating activities.

For the six months ended June 30, 2023, cash used in operating activities was $524,397. Net income of $5,545,277 was affected by a gain on the change in the fair value of the warrant liability of $279,900 and interest income of $6,111,095. Changes in operating assets and liabilities used $321,321 of cash for operating activities.

As of June 30, 2024, we had cash held in the Trust Account of $111,451,040. Interest income on the balance in the Trust Account may be used by us to pay taxes. We intend to use substantially all of the funds held the Trust Account and the proceeds from the sale of the forward purchase shares to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2024, we had cash of $282,826 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 12, 2025, 32 months from the closing of the IPO, to consummate a Business Combination unless an extension is granted. It is uncertain that the Company will be able to consummate an initial Business Combination within this time. If an initial Business Combination is not consummated within this time, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 12, 2025.

Off-Balance Sheet Arrangements

As of June 30, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

On December 8, 2023, the Company entered into a non-interest bearing convertible unsecured loan in the principal amount of up to $3,000,000 from the Sponsor to provide the Company with additional working capital and to fund the Extension Contributions. The Loan constitutes a Working Capital Loan as defined above. The loan does not bear any interest and will be repayable by the Company to the Sponsor upon the earlier of: (i) promptly after the date the business combination is consummated and (ii) August 12, 2024. The portion of the Loan used to provide the Company with additional working capital will not be deposited into the Trust Account. If the Company does not consummate an initial business combination during the Extension Period, the Loan will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Loan is convertible into private placement warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants in connection with the initial public offering. The conversion option represents an embedded derivative under ASC 815-15, “Embedded Derivatives.” The Company has determined that based on the valuation of its Private Placement Warrants and the fact that a Business Combination is not considered probable until such time as it is consummated, the value of this conversion option is de minimis. As of June 30, 2024 and December 31, 2023, there was $780,000 and $300,000 outstanding, respectively.

Promissory Note—Related Party

On March 12, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) December 31, 2021 (which was amended to September 30, 2022, on January 25, 2022), or (ii) the consummation of the Initial Public Offering. As of June 30, 2024 and December 31, 2023, there were no amounts outstanding on the Note and it is no longer available to the Company.

Convertible Promissory Note—Sponsor

On August 9, 2023, the Sponsor agreed to loan the Company an aggregate of up to $1,200,000 to cover expenses related to the Contributions (the “2023 Note”). The note is non-interest bearing and is payable on the earlier of (i) August 12, 2024, or (ii) the consummation of a Business Combination. Upon receiving notice of the closing of a Business Combination, the Sponsor shall convert the unpaid principal balance of the 2023 Note into a number of non-transferable, non-redeemable ordinary shares of the Company equal to (x) the principal amount of the 2023 Note being converted, divided by (y) the conversion price of $10.00, rounded up to the nearest whole number of shares. As of June 30, 2024 and December 31, 2023, the outstanding principal balance was $1,100,000 and $500,000, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our current chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024, as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act.

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

Based on this evaluation, our chief executive officer and chief financial officer have concluded that, during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2024, because of an identified material weakness in our internal control over financial reporting. The material weakness identified relates to an ineffective review control to prevent or detect a material misstatement, which resulted in a material adjustment to accrued expenses in relation to the filing of its Form 8-K on May 26, 2022 and an overaccrual of legal fees in the year ended December 31, 2023.

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

INVESTCORP INDIA ACQUISITION CORP

/s/ Nikhil Kalghatgi	August 20, 2024
Name: Nikhil Kalghatgi
Title: Principal Executive Officer

/s/ Dean Clinton	August 20, 2024
Name: Dean Clinton
Title: Principal Financial Officer and Principal Accounting Officer