Form 10-Q
period 2024-09-30
Investcorp AI Acquisition Corp.
filed 2024-11-19
CIK 1852889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to
Commission File Number
001-41383

INVESTCORP AI ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Century Yard
,
Cricket Square
Elgin Avenue
PO Box 1111
George Town
Grand Cayman,
Cayman Islands
KY1-1102
(Address of principal executive offices and zip code)
(
302
)
738-7210
(Registrant’s telephone number, including area code)
Investcorp India Acquisition Corp
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
of the Exchange Act). Yes ☒ No ☐
As of November 19, 2024 there were 1,475,380 Class A ordinary shares, par value $0.0001, and 6,468,750 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

INVESTCORP AI ACQUISITION CORP

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023	3

	Condensed Statements of Operations for the three and nine months ended September 30, 2024 (Unaudited) and September 30, 2023 (Unaudited)	4

	Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2024 (Unaudited) and September 30, 2023 (Unaudited)	5

	Condensed Statements of Cash Flows for the nine months ended September 30, 2024 (Unaudited) and September 30, 2023 (Unaudited)	6

	Notes to Condensed Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Mine Safety Disclosures	31

Item 5.	Other Information	31

Item 6.	Exhibits	32

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
INVESTCORP AI ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Current Assets
Cash	$73,202	$276,777
Other assets – current	7,001	192,366

Total current assets	80,203	469,143
Cash and securities held in Trust Account	17,169,326	108,031,746

Total Assets	$17,249,529	$108,500,889

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$979,548	$631,810
Working Capital Loan - Sponsor	780,000	300,000
Convertible Promissory Note - Sponsor	1,300,000	500,000
Due to Sponsor	143,032	231,834

Total current liabilities	3,202,580	1,663,644
Warrant liability	1,741,501	870,751

Total Liabilities	4,944,081	2,534,395

Commitments and Contingencies (Note 6)
Class A common stock: 1,475,380 and 9,789,446 shares subject to possible redemption at September 30, 2024 and December 31, 2023, respectively	17,169,326	108,031,746
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; none issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,468,750 shares issued and outstanding	647	647
Additional paid in capital	—	—
Accumulated deficit	(4,864,525)	(2,065,899)

Total Shareholders’ Deficit	(4,863,878)	(2,065,252)

Total Liabilities and Shareholders’ Deficit	$17,249,529	$108,500,889

The accompanying notes are an integral part of the unaudited condensed financial statements

INVESTCORP AI ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Formation costs and operating expenses	$614,608	$461,510	$1,127,875	$1,307,228

Loss from operations	(614,608)	(461,510)	(1,127,875)	(1,307,228)

Other income (expense):
Interest earned on marketable securities held in Trust Account	965,870	2,503,463	3,785,163	8,614,558
Change in FV of warrant liability	(580,500)	(831,938)	(870,750)	(552,038)

Other income, net	385,370	1,671,525	2,914,413	8,062,520

Net (loss) income	$(229,238)	$1,210,015	$1,786,538	$6,755,292

Weighted average shares outstanding of Class A ordinary shares redeemable shares	5,361,302	18,274,134	8,297,178	23,341,378

Basic and diluted net (loss) income per ordinary share, Class A ordinary shares redeemable shares	$(0.02)	$0.05	$0.12	$0.23

Weighted average shares outstanding of Class B ordinary shares non-redeemable shares	6,468,750	6,468,750	6,468,750	6,468,750

Basic and diluted net (loss) income per ordinary share, Class B ordinary shares non-redeemable shares	$(0.02)	$0.05	$0.12	$0.23

The accompanying notes are an integral part of the unaudited condensed financial statements

INVESTCORP AI ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024
(UNAUDITED)

	Class B Ordinary		Additional		Total
	Shares		Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount
Balance — December 31, 2023	6,468,750	$647	$—	$(2,065,899)	$(2,065,252)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(1,699,396)	(1,699,396)
Net income	—	—	—	334,529	334,529

Balance — March 31, 2024	6,468,750	$647	$—	$(3,430,766)	$(3,430,119)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(1,719,897)	(1,719,897)
Net income	—	—	—	1,681,247	1,681,247

Balance — June 30, 2024	6,468,750	$647	$—	$(3,469,416)	$(3,468,769)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(1,165,871)	(1,165,871)
Conversion of Class B ordinary shares to Class A	—	—	—	—	—
Net loss	—	—	—	(229,238)	(229,238)

Balance — September 30, 2024	6,468,750	$647	$—	$(4,864,525)	$(4,863,878)

INVESTCORP AI ACQUISITION CORP
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023
(UNAUDITED)

	Class B Ordinary		Additional		Total
	Shares		Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount
Balance — December 31, 2022	6,468,750	$647	$—	$(400,635)	$(399,988)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(2,889,862)	(2,889,862)
Net income	—	—	—	2,012,699	2,012,699

Balance — March 31, 2023	6,468,750	$647	$—	$(1,277,798)	$(1,277,151)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(3,221,233)	(3,221,233)
Net income	—	—	—	3,532,578	3,532,578

Balance — June 30, 2023	6,468,750	$647	$—	$(966,453)	$(965,806)

Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(2,703,463)	(2,703,463)
Net income	—	—	—	1,210,015	1,210,015

Balance — September 30, 2023	6,468,750	$647	$—	$(2,459,901)	$(2,459,254)

The accompanying notes are an integral part of the unaudited condensed financial statements

INVESTCORP AI ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Cash flow from Operating Activities:
Net income	$1,786,538	$6,755,292
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	870,750	552,038
Interest earned on marketable securities held in Trust Account	(3,785,163)	(8,614,558)
Changes in operating assets and liabilities:
Other assets	185,365	375,510
Accounts payables and accrued expenses	347,737	329,556
Due to Sponsor	(88,802)	(2,989)

Net cash used in operating activities	(683,575)	(605,151)

Cash flow from Investing Activities:
Proceeds from Trust Account for payment to Redeeming Shareholders	95,447,584	172,774,717
Cash deposited in Trust Account	(800,000)	(200,000)

Net cash provided by investing activities	94,647,584	172,574,717

Cash flow from Financing Activities:
Payments to Redeeming Shareholders	(95,447,584)	(172,774,717)
Proceeds from promissory note – related party	—	200,000
Proceeds from convertible promissory notes - Sponsor	1,280,000	—

Net cash used in financing activities	(94,167,584)	(172,574,717)

Net Change in Cash and Restricted Cash	(203,575)	(605,151)
Cash and restricted cash at the beginning of the period	276,777	635,565

Cash and Restricted Cash at the end of the period	$73,202	$30,414

Non-cash investing and financing activities:
Accretion of Class A ordinary shares subject to possible redemption	$4,585,164	$8,814,558

The accompanying notes are an integral part of the unaudited condensed financial statements

INVESTCORP AI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Investcorp AI Acquisition Corp (the “Company” – f/k/a Investcorp India Acquisition Corp) is a blank check company
incorporated
in
the Cayman Islands on February 19, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. On January 11, 2022, the Company changed its name from Investcorp Acquisition Corp. to Investcorp India Acquisition Corp. On October 15, 2024, the Company changed its name from Investcorp India Acquisition Corp to Investcorp AI Acquisition Corp (see Note 10).
As of September 30, 2024, and for the period from February 19, 2021 (inception) through September 30, 2024 the Company had not yet commenced any operations. All activity for the period from February 19, 2021 (inception) through September 30, 2024, relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”) and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
On August 12, 2024, the Company held an extraordinary general meeting (the “Extraordinary General Meeting”) and approved a proposal, by special resolution, to amend the Company’s amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate a business combination for an additional nine months from August 12, 2024 to May 12, 2025. In connection with the vote to extend the date by which the Company has to consummate a business combination, the holders of 8,314,066 Class A Ordinary shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $11.40 per share, for an aggregate redemption amount of approximately $95,447,584. Following the redemption, the Company had a total of 1,475,380 shares of Class A ordinary shares outstanding. Lastly, in connection with the Extraordinary Meeting, the Company agreed to waive its right under its amended and restated memorandum and articles of association to withdraw up to $100,000 of the interest earned on the funds held in the trust account established in connection with the Company’s IPO to pay dissolution expenses in the event of the liquidation of the trust account.
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
Liquidity, Capital Resources, and Going Concern Consideration
As of September 30, 2024, the Company had $73,202 in cash and a working capital deficit of $3,122,377.

The Company’s liquidity needs up to September 30, 2024, had been satisfied by funds from the Sponsor to cover certain offering expenses. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company a Working Capital Loans, as defined below (see Note 5). As of September 30, 2024, there was $780,000 outstanding under any Working Capital Loans.
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
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company originally had until August 12, 2023, 15 months from the closing of the IPO, to consummate a Business Combination. As approved by its shareholders, the Company extended the time to complete a Business Combination to May 12, 2025 (31 months from the closing of the IPO). It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by May 12, 2025, there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that this financial statement is issued. This financial statement does not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of September 30, 2024 and December 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $73,202 and $276,777 of cash and no cash equivalents as of September 30, 2024, and December 31, 2023, respectively.

Cash and Securities Held in Trust Account
As of September 30, 2024 and December 31, 2023, the Company had $17,169,326 and $108,031,746, respectively, held in money market funds, which are invested primarily in U.S. Treasury Securities.
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

The following tables reflects the calculation of basic and diluted net income per ordinary share (in dollars, except share amounts) for the three and nine months ended September 30, 2024 and September 30, 2023:

	For the Three Months Ended September 30,
	2024		2023
	Class A, Ordinary Shares	Class B, Ordinary Shares	Class A, Ordinary Shares	Class B, Ordinary Shares
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$(103,889)	$(125,349)	$893,670	$316,345
Denominator:
Basic and diluted weighted average shares outstanding	5,361,302	6,468,750	18,274,134	6,468,750

Basic and diluted net income per ordinary share	$(0.02)	$(0.02)	$0.05	$0.05

	For the Nine Months Ended September 30,
	2024		2023
	Class A, Ordinary Shares	Class B, Ordinary Shares	Class A, Ordinary Shares	Class B, Ordinary Shares
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$1,003,880	$782,658	$5,289,404	$1,465,888
Denominator:
Basic and diluted weighted average shares outstanding	8,297,178	6,468,750	23,341,378	6,468,750

Basic and diluted net income per ordinary share	$0.12	$0.12	$0.23	$0.23

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
As of September 30, 2024, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Class A ordinary shares subject to possible redemption at December 31, 2022	$270,278,722
Plus:
Accretion of carrying value to redemption value	10,527,741
Less:
Shares redeemed in August 2023	172,774,717

Class A ordinary shares subject to possible redemption at December 31, 2023	$108,031,746
Plus:
Accretion of carrying value to redemption value	4,585,164
Less:
Shares redeemed in August 2024	95,447,584

Class A ordinary shares subject to possible redemption at September 30, 2024	$17,169,326

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
Promissory Note - Related Party
On March 12, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Proposed Offering pursuant to a promissory note (the “Note”). The Note is non-interest
bearing and is payable on the earlier of (i) December 31, 2021 (which was amended to September 30, 2022, on January 25, 2022) or (ii) the consummation of the Initial Proposed Offering. As of September 30, 2024, and December 31, 2023, there were no amounts outstanding on the Note and it is no longer available to the Company.
Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $3,000,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2024 and December 31, 2023, there was $780,000 and $300,000 outstanding, respectively.

Due to Sponsor
The Sponsor has paid expenses on behalf of the Company prior to the Company’s Initial Public Offering. This amount is not interest bearing and due on demand by the Sponsor. As of September 30, 2024, and December 31, 2023, there was $143,033 and $231,834 due to Sponsor, respectively.
Convertible Promissory Note - Sponsor
On August 9, 2023, the Sponsor agreed to loan the Company an aggregate of up to $1,200,000 to cover expenses related to the Contributions (the “2023 Note”). The 2023 Note is
non-interest
bearing and is payable on the earlier of (i) May 12, 2025, or (ii) the consummation of a Business Combination. Upon receiving notice of the closing of a Business Combination, the Sponsor shall convert the unpaid principal balance of the 2023 Note into a number of non-transferable,
non-redeemable
ordinary shares of the Company equal to (x) the principal amount of the 2023 Note being converted, divided by (y) the conversion price of $10.00, rounded up to the nearest whole number of shares. As of September 30, 2024 and December 31, 2023, the outstanding principal balance was $1,300,000 and $500,000, respectively.
Administrative Services Agreement
Commencing on the date of the Initial Public Offering and until completion of the Company’s initial business combination or liquidation, the Company will make a payment of a monthly fee of $10,000 to the Sponsor for office space, utilities and secretarial and administrative services provided to the Company. As of September 30, 2024 and December 31, 2023, there was $180,000 and $120,000 recorded in accrued expenses, respectively.
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
NOTE 8. SHAREHOLDERS’ DEFICIT
Preference Shares - The Company is authorized to issue 1,000,000 preference shares of $0.0001 par value. At September 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.
Class A Ordinary Shares - The Company is authorized to issue up to 479,000,000 Class A ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At September 30, 2024 and December 31, 2023, there were 1,475,380 and 9,789,446 of Class A ordinary shares issued and outstanding, respectively.
Class B Ordinary Shares - The Company is authorized to issue up to 20,000,000 Class B ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At September 30, 2024 and December 31, 2023, there were 6,468,750 Class B ordinary shares issued and outstanding, respectively.
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
As of September 30, 2024 and December 31, 2023, investments held in the Trust Account were comprised of $17,169,326 and $108,031,746 in money market funds, which are invested primarily in U.S. Treasury Securities, respectively. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2024	December 31, 2023
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$17,169,326	$108,031,746
Liabilities:
Public Warrants	1	$776,250	$388,125
Private Warrants	3	$965,250	$482,626
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
The following table provides quantitative information regarding Level 3 fair value measurements:

	September 30, 2024	December 31, 2023
	Private Warrants	Private Warrants
Stock Price	$11.52	$10.99
Exercise Price	$11.50	$11.50
Risk-free rate of interest	3.58%	3.84%
Volatility	1.30%	0.50%
Term	0.25 years	1.2 years
The Private Placement Warrants were initially and subsequently valued using a Binomial Option Pricing model, which is considered to be a Level 3 fair value measurement. The fair value of Public Warrants issued in connection with the Initial Public Offering were initially measured using a Binomial Option Pricing model and at September 30, 2024 and December 31, 2023 are measured based on the listed market price of such warrants, a Level 1 measurement.
The Binomial Option Pricing model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility as of the IPO date was derived from observable warrant pricing on comparable ‘blank check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing.

The following table presents a summary of the changes in the fair value of the Private Placement Warrants, Level 3 liabilities, measured on a recurring basis.

Fair value as of December 31, 2022	$804,375
Change in fair value (1)	321,750

Fair value as of March 31, 2023	1,126,125
Change in fair value (1)	(482,625)

Fair value as of June 30, 2023	643,500
Change in fair value (1)	482,625

Fair value as of September 30, 2023	1,126,125
Change in fair value (1)	(643,500)

Fair value as of December 31, 2023	482,625
Change in fair value (1)	482,625

Fair value as of March 31, 2024	965,250
Change in fair value (1)	(321,750)

Fair value as of June 30, 2024	643,500
Change in fair value (1)	321,750

Fair value as of September 30, 2024	$965,250

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the statements of operations.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the condensed financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than as follows:
At the Extraordinary General Meeting held on August 12, 2024, the Sponsor of the Company elected to convert 6,468,749 Class B ordinary shares into Class A ordinary shares on a one-to-one
basis, pursuant to the terms of the articles and memorandum of association of the Company. However, the procedures necessary to effectuate this conversion were not completed until November 18, 2024. The impact of this conversion will be reflected on the Company’s financial statements at fiscal year-end
December 31, 2024.
On October 1, 2024, Bigtincan Holdings Limited (“BTH”) issued a press release announcing a non-binding
proposal submitted to BTH by the Company to consummate a business combination.
On October 11, 2024, the Company issued a press release announcing the conclusion of its diligence work and negotiations with BTH in connection with an offer made by IVCA to consummate a business combination with BTH.
On October 15, 2024, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”) and approved the proposal to change the Company’s name from Investcorp India Acquisition Corp to Investcorp AI Acquisition Corp. Subsequent to the approval for the name change proposal, the Company filed an amendment to the Amended and Restated Memorandum and Articles of Association with the Cayman Islands Registrar of Companies.
On October 21, 2024, the Company issued a press release announcing the execution of a business combination agreement and a scheme implementation deed, each dated October 20, 2024 and each by and among the Company, Bigtincan Holdings Limited (an Australian public company listed on the Australian Securities Exchange with Australian Company Number 154 944 797), Bigtincan Limited (“Pubco”), and BTH Merger Sub Limited (a Cayman Islands exempted company and a direct wholly owned subsidiary of Pubco). Concurrently with the execution and delivery of the business combination agreement and scheme implementation deed, the Sponsor, the Company, certain shareholders of the company (“Sponsor Members”), Pubco, and Bigtincan Holdings Limited entered into a voting and support agreement. Additionally on October 21, 2024 the Sponsor Members, the Company, Pubco, and Bigtincan Holdings Limited entered into a lock-up
agreement. Lastly, Investcorp Cayman Holdings Limited (“Investcorp”), Pubco, and Bigtincan Holdings Limited entered into a subscription agreement pursuant to which Investcorp agreed to subscribe for and purchase from Pubco an aggregate of 1,250,000 Pubco ordinary shares at a purchase price of $10 per share for aggregate gross proceeds of $12,500,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Investcorp AI Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to ICE I Holdings Pte. Ltd. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Recent Developments

On October 1, 2024, Bigtincan Holdings Limited (“BTH”) issued a press release announcing a non-binding proposal submitted to BTH by the Company to consummate a business combination.

On October 11, 2024, the Company issued a press release announcing the conclusion of its diligence work and negotiations with BTH in connection with an offer made by IVCA to consummate a business combination with BTH.

On October 15, 2024, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”) and approved the proposal to change the Company’s name from Investcorp India Acquisition Corp to Investcorp AI Acquisition Corp. Subsequent to the approval for the name change proposal, the Company filed an amendment to the Amended and Restated Memorandum and Articles of Association with the Cayman Islands Registrar of Companies.

On October 21, 2024, the Company issued a press release announcing the execution of a business combination agreement and a scheme implementation deed, each dated October 20, 2024 and each by and among the SPAC, Bigtincan Holdings Limited, an Australian public company listed on the Australian Securities Exchange with Australian Company Number 154 944 797.

On October 28, 2024, the Company and Bigtincan Holdings Limited issued a joint press release announcing the release of a question and answer webcast in connection with the previously announced business combination and scheme implementation deed.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from February 19, 2021 (inception) through September 30, 2024, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and after our Initial Public Offering, identifying target companies for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended September 30, 2024, we had net loss of $229,238, which consists of operating costs of $614,608, offset by interest earned from marketable securities held in the Trust Account of $965,870 and a loss due to change in fair value of warrants of $580,500. For the three months ended September 30, 2023, we had net income of $1,210,015, which consists of operating costs of $461,510, loss due to change in fair value of warrants of $831,938, offset by interest earned from investments held in the Trust Account of $2,503,463.

For the nine months ended September 30, 2024, we had net income of $1,786,538, which consists of operating costs of $1,127,875, offset by interest earned from marketable securities held in the Trust Account of $3,785,163 and a loss due to change in fair value of warrants of $870,750. For the nine months ended September 30, 2023, we had net income of $6,755,292, which consists of operating costs of $1,307,228, loss due to change in fair value of warrants of $552,038, offset by interest earned from investments held in the Trust Account of $8,614,558.

Liquidity, Capital Resources, and Going Concern Consideration

As of September 30, 2024, the Company had $73,202 in cash and a working capital deficit of $3,122,377.

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

For the nine months ended September 30, 2024, cash used in operating activities was $683,575. Net income of $1,786,536 was affected by a gain on the change in the fair value of the warrant liability of $870,750 and interest income of $3,785,163. Changes in operating assets and liabilities used $444,302 of cash for operating activities.

For the nine months ended September 30, 2023, cash used in operating activities was $605,151. Net income of $6,755,292 was affected by a gain on the change in the fair value of the warrant liability of $552,038 and interest income of $8,614,558. Changes in operating assets and liabilities used $702,077 of cash for operating activities.

As of September 30, 2024, we had cash held in the Trust Account of $17,169,326. Interest income on the balance in the Trust Account may be used by us to pay taxes. We intend to use substantially all of the funds held the Trust Account and the proceeds from the sale of the forward purchase shares to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2024, we had cash of $73,202 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

As of September 30, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

On December 8, 2023, the Company entered into a non-interest bearing convertible unsecured loan in the principal amount of up to $3,000,000 from the Sponsor to provide the Company with additional working capital and to fund the Extension Contributions. The Loan constitutes a Working Capital Loan as defined above. The loan does not bear any interest and will be repayable by the Company to the Sponsor upon the earlier of: (i) promptly after the date the business combination is consummated and (ii) August 12, 2024. The portion of the Loan used to provide the Company with additional working capital will not be deposited into the Trust Account. If the Company does not consummate an initial business combination during the Extension Period, the Loan will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Loan is convertible into private placement warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants in connection with the initial public offering. The conversion option represents an embedded derivative under ASC 815-15, “Embedded Derivatives.” The Company has determined that based on the valuation of its Private Placement Warrants and the fact that a Business Combination is not considered probable until such time as it is consummated, the value of this conversion option is de minimis. As of September 30, 2024 and December 31, 2023, there was $780,000 and $300,000 outstanding, respectively.

Promissory Note—Related Party

On March 12, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) December 31, 2021 (which was amended to September 30, 2022, on January 25, 2022), or (ii) the consummation of the Initial Public Offering. As of September 30, 2024 and December 31, 2023, there were no amounts outstanding on the Note and it is no longer available to the Company.

Convertible Promissory Note - Sponsor

On August 9, 2023, the Sponsor agreed to loan the Company an aggregate of up to $1,200,000 to cover expenses related to the Contributions (the “2023 Note”). The note is non-interest bearing and is payable on the earlier of (i) May 12, 2024, or (ii) the consummation of a Business Combination. Upon receiving notice of the closing of a Business Combination, the Sponsor shall convert the unpaid principal balance of the 2023 Note into a number of non-transferable, non-redeemable ordinary shares of the Company equal to (x) the principal amount of the 2023 Note being converted, divided by (y) the conversion price of $10.00, rounded up to the nearest whole number of shares. As of September 30, 2024 and December 31, 2023, the outstanding principal balance was $1,300,000 and $500,000, respectively.

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

On August 12, 2024, the Company held an extraordinary general meeting (the “Extraordinary General Meeting”) and approved a proposal, by special resolution, to amend the Company’s amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate a business combination for an additional nine months from August 12, 2024 to May 12, 2025. In connection with the vote to extend the date by which the Company has to consummate a business combination, the holders of 8,314,066 Class A Ordinary shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $11.40 per share, for an aggregate redemption amount of approximately $95,447,584. Following the redemption, the Company had a total of 1,475,380 shares of Class A ordinary shares outstanding.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our current chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024, as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act.

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

Based on this evaluation, our chief executive officer and chief financial officer have concluded that, during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2024, because of an identified material weakness in our internal control over financial reporting. The material weakness identified relates to an ineffective review control to prevent or detect a material misstatement, which resulted in a material adjustment to accrued expenses in relation to the filing of its Form 8-K on May 26, 2022 and an overaccrual of legal fees in the year ended December 31, 2023.

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

Redemptions

On August 12, 2024, a special meeting of the stockholders was held to extend the date by which the Company must consummate a business combination. In connection with this meeting, the stockholders of record were provided the opportunity to exercise their redemption rights. Holders of 8,314,066 Class A ordinary shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $11.40 per share, for an aggregate redemption amount of approximately $94,780,352.

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

INVESTCORP AI ACQUISITION CORP

/s/ Nikhil Kalghatgi	November 19, 2024
Name: Nikhil Kalghatgi
Title: Principal Executive Officer

/s/ Dean Clinton	November 19, 2024
Name: Dean Clinton
Title: Principal Financial Officer and Principal Accounting Officer