Form 10-K
period 2024-12-31
Investcorp AI Acquisition Corp.
filed 2025-04-16
CIK 1852889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2024
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
ordinary equity held by
non-affiliates
of the registrant, as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $111,110,212, based on the Nasdaq Stock Market LLC closing price on that day of $11.35 per share.
As of April 15, 2025
, there were
7,944,129
Class A ordinary shares, par value $0.0001, and
1
of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

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

i

INVESTCORP AI ACQUISITION CORP.

FORM 10-K

ii

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to Investcorp AI Acquisition Corp. formerly known as Investcorp India Acquisition Corp.

General

Investcorp AI Acquisition Corp. is a blank check company incorporated in the Cayman Islands on February 19, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Initial Business Combination”). While we may pursue an Initial Business Combination target in any business, industry or geographical location, we intend to focus our search for a target located in India in industries that we believe have high-potential for growth and generating strong returns for our shareholders. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. On January 11, 2022, the Company changed its name from Investcorp Acquisition Corp. to Investcorp India Acquisition Corp and on October 15, 2024, changed its name to Investcorp AI Acquisition Corp.

In March 2021, ICE I Holdings Pte. Ltd. (the “Sponsor”) subscribed for an aggregate of 7,187,500 Class B ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000 or approximately $0.0035 per share. In March 2022, our Sponsor surrendered, for no consideration, 718,750 Founder Shares, resulting in our Sponsor holding 6,468,750 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.0039 per share. On August 12, 2024, our Sponsor elected to convert 6,468,749 Founder Shares into Class A ordinary shares, on a one-to-one basis, pursuant to the terms of the Amended and Restated Articles and Memorandum of Association of the Company, which was completed on November 18, 2024. Our Sponsor currently holds one Founder Share.

As of December 31, 2024, and for the period from February 19, 2021 (inception) through December 31, 2024, the Company had not yet commenced any operations. All activity for the period from February 19, 2021 (inception) through December 31, 2024, relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”) and identifying a target for an Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on May 9, 2022. On May 12, 2022, the Company consummated the Initial Public Offering of 22,500,000 units (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $225,000,000. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Additionally, the underwriter exercised their over-allotment option in full, resulting in an additional 3,375,000 Units issued for an aggregate amount of $33,750,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 14,400,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $14,400,000. In connection with the underwriter’s exercise of their over-allotment option, the Company also consummated the sale of an additional 1,687,500 Private Placement Warrants at $1.00 per Private Placement Warrant generating total proceeds of $1,687,500.

On August 11, 2023, the Company held an extraordinary general meeting of shareholders (the “2023 Extraordinary General Meeting”) with respect to voting on a proposal to extend the date by which the Company must complete its Initial Business Combination from August 12, 2023 to August 12, 2024 (the “First Extension Amendment Proposal”), and the proposal to remove the limitation that the Company shall not redeem the Public Shares to the extent that such redemption would cause the Company’s net tangible assets to be less than US$5,000,001 (the “Redemption Limitation Amendment Proposal”). In connection with the First Extension Amendment Proposal, the Sponsor agreed to contribute (each such contribution, a “Contribution”) into the Company’s Trust Account the lessor or (x) an aggregate of $100,000 or (y) $0.025 per share for each Class A ordinary share included as a part of the Units sold in the Company’s initial public offering (including any shares issued in exchange thereof) that are not redeemed at the 2023 Extraordinary General Meeting for each monthly period (commencing on August 12, 2023 and ending on the 12th day of each subsequent month, each, an extension period), or portion thereof, until the earlier of the completion of the Initial Business Combination or August 12, 2024. Additionally, the maximum aggregate Contributions to the Trust Account shall not exceed $1,200,000 based on up to twelve monthly Contributions through August 12, 2024. At the 2023 Extraordinary General Meeting, the Company shareholders approved both the First Extension Amendment Proposal and the Redemption Limitation Amendment Proposal. In connection with the 2023 Extraordinary General Meeting, the holders of 16,085,554 Class A ordinary shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $10.74 per share, for an aggregate redemption amount of approximately $172,774,717. Following the redemption, the Company had a total of 9,789,446 shares of Class A ordinary shares outstanding. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates.

On August 12, 2024, the Company held an extraordinary general meeting (the “2024 Extraordinary General Meeting”) and approved a proposal, by special resolution, to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate an Initial Business Combination for an additional nine months from August 12, 2024 to May 12, 2025. In connection with the vote to extend the date by which the Company has to consummate an Initial Business Combination, the holders of 8,314,066 Class A ordinary shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $11.48 per share, for an aggregate redemption amount of approximately $95,447,584. Following the redemption, the Company had a total of 1,475,380 shares of Class A ordinary shares outstanding.

As a result of the 2024 Extraordinary General Meeting , the Sponsor may extend the time period within which the Company must complete its Initial Business Combination for up to nine additional one-month periods to May 12, 2025, by contributing $50,000 per month into the Company’s Trust Account until the earlier of the completion of the Initial Business Combination or May 12, 2025. On October 15, 2024, the Company held an extraordinary general meeting of shareholders and approved the proposal to change the Company’s name from Investcorp India Acquisition Corp to Investcorp AI Acquisition Corp. Subsequent to the approval for the name change proposal, the Company filed an amendment to the Amended and Restated Memorandum and Articles of Association with the Cayman Islands Registrar of Companies.

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

On December 5, 2024, the Bigtincan Holdings Limited terminated the scheme implementation deed. The Company is currently searching for an alternative business combination.

Our Management Team

For more information on the experience and background of our management team, see the section entitled “Management.”

Business Strategy

Our business strategy is to identify and consummate an Initial Business Combination with a company with operations or prospects in India. While we intend to focus our efforts on completing an Initial Business Combination with a high-quality business in the artificial intelligence, healthcare, software, consumer services, IT services, business-to-business or fintech sectors, we may pursue a combination in any sector or geography. Our selection process will leverage our management teams’ and Sponsor’s broad and deep network of relationships, industry expertise and proven deal-sourcing capabilities, providing us with a strong pipeline of potential targets. Our management and Sponsor have experience in:

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

•

High-growth Companies with High Quality Operations or Prospects in India or Elsewhere. Based upon our management team’s experience, we believe we will have increased access to investment opportunities and a competitive advantage in our ability to negotiate an Initial Business Combination with potential targets in India. While we may invest in any sector or geography, we intend to focus our efforts on companies in the artificial intelligence, healthcare, software, consumer services, IT services, business-to-business or fintech sectors. Our management team’s extensive experience and network of contacts provide them with an opportunity to source a target, evaluate a target, consummate an Initial Business Combination with the target and help the target’s business grow.

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

Certain members of our management team and our independent directors are expected to directly or indirectly own our securities or may have other interests in an acquisition, and any such ownership or interests will create a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Initial Business Combination. In addition, Mr. Shethia, Mr. Kalghatgi and Mr. Singh have other conflicts of interest due to their employment with other companies as disclosed in this Form 10-K. Further, each of our officers and directors, as well as our management, may have a conflict of interest with respect to evaluating a particular Initial Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our Initial Business Combination.

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

Our Sponsor, officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential Initial Business Combinations and monitoring the related due diligence. In particular, our officers and directors have, and will have in the future, time and attention requirements to the Investcorp Group, which may detract from time spent on our affairs. To the extent any conflict of interest arises between us and the Investcorp Group (including, without limitation, arising as a result of certain of our officers and directors offering acquisition opportunities to the Investcorp Group), the Investcorp Group members will resolve such conflicts of interest in their sole discretion, in accordance with their then-existing fiduciary, contractual and other duties, and you should expect that such conflicts of interest will not be resolved in our favor.

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

Competitive Strengths

We believe that the diverse experience, industry knowledge, extensive network of relationships in the focus geographies and within the private equity community, and the demonstrated ability to create shareholder value of our management team and members of our Sponsor and their respective affiliates and related entities will provide us a significant competitive advantage for a successful Initial Business Combination. We intend to leverage the following sources of competitive strength in seeking to achieve our business strategy:

•

Management Team’s Industry Knowledge and Contacts. We believe that our management’s track record of identifying, investing and building industry leading companies differentiates our offering and positions us well to appropriately evaluate potential Initial Business Combinations and select one that will be well-received by the public markets.

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

Sourcing of Potential Initial Business Combination Targets

We believe that the operational and transactional experience of our management team and members of our Sponsor and their respective affiliates and related entities and the relationships they have developed as a result of such experience, will provide us with a substantial number of potential Initial Business Combination targets. These individuals and entities have developed a broad network of contacts and corporate relationships around the world. This network has grown through sourcing, acquiring and financing businesses and maintaining relationships with sellers, financing sources and target management teams. Our management team and members of our Sponsor and their respective affiliates and related entities have significant experience in executing transactions under varying economic and financial market conditions. We believe that these networks of relationships and this experience will provide us with important sources of investment opportunities. In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions. We currently anticipate that Investcorp may, from time to time, assist us in the identification of assets or companies that may be appropriate acquisition targets, and while we may also draw upon Investcorp’s platforms, infrastructure, personnel, network and relationships to provide access to deal prospects, along with any necessary resources to aid in the identification, diligence, and fundraising of a target for the Initial Business Combination, Investcorp is not obligated to identify any such target assets or companies or to perform due diligence on any acquisition targets. Any such activities are solely the responsibility of our management team.

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

As more fully discussed in the registration statement “Management — Conflicts of Interest,” if any of our officers or directors becomes aware of an Initial Business Combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such Initial Business Combination opportunity to such entity prior to presenting such Initial Business Combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Competition

In identifying, evaluating and selecting a target business for our Initial Business Combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders (the holders of the Public Shares, the “Public Shareholders”) who exercise their redemption rights may reduce the resources available to us for our Initial Business Combination and may not be viewed favorably by certain target businesses. This may place us at a competitive disadvantage in successfully negotiating an Initial Business Combination.

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

Employees

We currently have two officers and do not intend to have any full-time employees prior to the completion of our Initial Business Combination. Members of our management team are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our Initial Business Combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our Initial Business Combination and the current stage of the Initial Business Combination process.

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

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with PCAOB standards. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our Initial Business Combination within the prescribed time frame. While this may limit the pool of potential Initial Business Combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ended December 31, 2024, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes- Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earliest of (i) the last day of our first fiscal year in which we have total annual gross revenues of $1.235 billion or more, (ii) the last day of the first fiscal year in which we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, with at least $700 million of equity securities held by non-affiliates as of the end of the last business day of the second quarter of that fiscal year, (iii) the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities, or (iv) the last day of our fiscal year after the fifth anniversary of the date of the completion of our IPO.

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

•

Your only opportunity to affect the investment decision regarding a potential Initial Business Combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such Initial Business Combination.

•

The ability of our Public Shareholders to redeem their shares for cash may make our financial condition unattractive to potential Initial Business Combination targets, which may make it difficult for us to enter into an Initial Business Combination with a target.

•

The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Initial Business Combination or optimize our capital structure.

•

The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our Initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

•

Our search for an Initial Business Combination, and any target business with which we ultimately consummate an Initial Business Combination with, may be materially adversely affected by the status of debt and equity markets.

•

We may, but are not obligated to, extend the period of time to consummate an Initial Business Combination by an additional three months on two separate occasions without providing our shareholders with voting or redemption rights relating thereto.

•

The requirement that we complete our Initial Business Combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an Initial Business Combination and may limit the time we have in which to conduct due diligence on potential Initial Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Initial Business Combination on terms that would produce value for our shareholders.

•

We may not be able to complete our Initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our Public Shareholders may receive only $11.87 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

•

If we seek shareholder approval of our Initial Business Combination, our Sponsor, directors, officers, advisors or any of their affiliates may elect to purchase shares or warrants from Public Shareholders, which may influence a vote on a proposed Initial Business Combination and reduce the public “float” of our securities.

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

•

Because of our limited resources and the significant competition for Initial Business Combination opportunities, it may be more difficult for us to complete our Initial Business Combination. If we have not consummated our Initial Business Combination within the required time period, our Public Shareholders may receive only approximately $11.87 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

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

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, an Initial Business Combination

Our Public Shareholders may not be afforded an opportunity to vote on our proposed Initial Business Combination, which means we may complete our Initial Business Combination even though a majority of our Public Shareholders do not support such a combination.

We will either (1) seek shareholder approval of our Initial Business Combination at a general meeting called for such purpose at which Public Shareholders may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed Initial Business Combination, or (2) provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our Initial Business Combination by means of a tender offer (and thereby avoid the need for a shareholder vote), in each in cash, for an amount payable in cash equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the completion of our Initial Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, subject to the limitations described herein. Accordingly, it is possible that we will consummate our Initial Business Combination even if holders of a majority of our Public Shares do not approve of the Initial Business Combination we consummate. The decision as to whether we will seek shareholder approval of a proposed Initial Business Combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a general meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a target business as consideration in any Initial Business Combination. Therefore, if we were structuring an Initial Business Combination that required us to issue more than 20% of our issued and outstanding shares, we would seek shareholder approval of such Initial Business Combination instead of conducting a tender offer. Therefore, if we were structuring an Initial Business Combination that required us to issue more than 20% of our issued and outstanding shares, we would seek shareholder approval of such Initial Business Combination instead of conducting a tender offer 20% of our issued and outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our Initial Business Combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their Founder Shares in accordance with the majority of the votes cast by our Public Shareholders.

If we seek shareholder approval of our Initial Business Combination, our Sponsor, officers and directors have agreed to vote in favor of such Initial Business Combination, regardless of how our Public Shareholders vote.

Unlike many other blank check companies in which the initial shareholders agree to vote their Founder Shares in accordance with the majority of the votes cast by the Public Shareholders in connection with an Initial Business Combination, our initial shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their Founder Shares and any Public Shares held by them in favor of our Initial Business Combination. As a result, in addition to our initial shareholders’ Founder Shares, we would need zero shares (assuming all issued and outstanding shares are voted), or zero shares (assuming only the minimum number of shares representing a quorum are voted), of the 1,475,380 outstanding Public Shares to be voted in favor of a transaction, subject to any higher threshold as is required by Cayman Islands or other applicable law, in order to have such Initial Business Combination approved. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to Public Shares acquired by them, if any. We expect that our initial shareholders and their permitted transferees will own at least 20% of our issued and outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our Initial Business Combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their Founder Shares in accordance with the majority of the votes cast by our Public Shareholders.

Your only opportunity to affect the investment decision regarding a potential Initial Business Combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such Initial Business Combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Additionally, since our board of directors may complete an Initial Business Combination without seeking shareholder approval, Public Shareholders may not have the right or opportunity to vote on the Initial Business Combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential Initial Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our Public Shareholders in which we describe our Initial Business Combination.

The ability of our Public Shareholders to redeem their shares for cash may make our financial condition unattractive to potential Initial Business Combination targets, which may make it difficult for us to enter into a Initial Business Combination with a target.

We may seek to enter into a Initial Business Combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many Public Shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Initial Business Combination. Pursuant to the Company’s Amended and Restated Memorandum and Articles of Association, the Company shall not consummate an Initial Business Combination if the Company’s shares would be considered a “penny stock” (as defined in the Exchange Act) immediately prior to, or upon such consummation of such Initial Business Combination.

Furthermore, in no event will we redeem our Public Shares in an amount that would cause the Company’s shares to be considered a “penny stock” (as defined in the Exchange Act).

Consequently, if accepting all properly submitted redemption requests would cause our shares to be considered a “penny stock” (as defined in the Exchange Act) upon completion of our Initial Business Combination we would not proceed with such redemption of our Public Shares and the related Initial Business Combination, and we instead may search for an alternate Initial Business Combination. Prospective targets will be aware of this risk and, thus, may be reluctant to enter into a Initial Business Combination transaction with us.

The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Initial Business Combination or optimize our capital structure.

At the time we enter into an agreement for our Initial Business Combination, we will not know how many shareholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our Initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a large number of Public Shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable Initial Business Combination available to us or optimize our capital structure.

A shareholder’s only opportunity to affect the investment decision regarding a potential Initial Business Combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such Initial Business Combination.

At the time of an investment in us, shareholders will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Additionally, since our board of directors may complete an Initial Business Combination without seeking shareholder approval, Public Shareholders may not have the right or opportunity to vote on the Initial Business Combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential Initial Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our Public Shareholders in which we describe our Initial Business Combination.

Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable Initial Business Combination available to us or optimize our capital structure.

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

Any Initial Business Combination may be subject to U.S. foreign investment regulations, which may impose conditions on or prevent the consummation of our Initial Business Combination. Such conditions or limitations could also potentially make our Public Shares less attractive to investors or cause our future investments to be subject to U.S. foreign investment regulations.

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

Our Sponsor is “controlled” (as defined in 31 C.F.R. 800.208) by one or more foreign persons, such that our Sponsor’s involvement in any business combination may be a “covered transaction” (as defined in 31 C.F.R. 800.213). However, it is possible that non-U.S. persons could be involved in our Initial Business Combination, or that a non-controlling member of our Sponsor may be considered to have “substantial ties” to a foreign person under CFIUS, which may increase the risk that our Initial Business Combination becomes subject to regulatory review, including a potential mandatory or voluntary review by CFIUS, and that restrictions, limitations or conditions will be imposed by CFIUS. Therefore, we risk CFIUS intervention in connection with an Initial Business Combination. Further, depending on the beneficial ownership of any prospective target company and the composition and governance rights of any PIPE investors in connection with an Initial Business Combination, an Initial Business Combination could result in investments that would be considered by CFIUS to be covered investments or a covered control transaction that CFIUS would have authority to review.

To the extent that this occurs, CFIUS or another U.S. governmental agency could choose to review the Initial Business Combination or past or proposed transactions involving new or existing foreign investors in the prospective target company, even if a filing with CFIUS is or was not required at the time of such transaction. Any review and approval of an investment or transaction by CFIUS may have outsized impacts on transaction certainty, timing, feasibility and cost, among other things. CFIUS policies and agency practices are rapidly evolving, and in the event that CFIUS reviews the Initial Business Combination or one or more proposed or existing investments by foreign investors in a prospective target company, there can be no assurances that such investors will be able to maintain, or proceed with, such investments on terms acceptable to the parties to the Initial Business Combination or such investors. Among other things, CFIUS could seek to impose limitations or restrictions on, or prohibit, a business combination or investments by such investors. CFIUS could also order us to divest all or a portion of a target company if we had proceeded without first obtaining CFIUS clearance.

If CFIUS elects to review the Initial Business Combination, the time necessary to complete such review of the Initial Business Combination or a decision by CFIUS to prohibit the Initial Business Combination could prevent us from completing an Initial Business Combination prior to May 12, 2025 or the Extended Date.

If we are not able to consummate an Initial Business Combination by May 12, 2025 or the Extended Date, as applicable, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board, liquidate and dissolve, subject in the case of clauses (2) and (3), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless in the event of our winding up. Finally, the Company’s Public Shareholders will not receive the benefit of any price appreciation of our Public Shares that might result from a business combination with a target company.

An Initial Business Combination, and any target business with which we may ultimately consummate an Initial Business Combination, may be materially adversely affected by the geopolitical tensions, including the conflicts between Russia-Ukraine, Israel-Hamas, rising tensions between China and Taiwan, and subsequent sanctions against individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

U.S. and global markets have experienced, and may continue to experience, volatility and disruption resulting from geopolitical tensions, including the conflicts between Russia-Ukraine, Israel-Hamas, and rising China-Taiwan tensions. In response to the invasion of Ukraine by Russia, the United States, the United Kingdom, the European Union and other countries announced, and may continue to announce, various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. Increasing geopolitical tensions have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine, the conflict between Israel and Hamas and growing tensions between China and Taiwan are highly unpredictable, the conflicts could lead to market disruptions, including significant volatility in energy and other commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions could adversely affect our search for an Initial Business Combination and any target business with which we may ultimately consummate an Initial Business Combination. Any such disruptions may also have the effect of heightening many of the other risks described elsewhere in this Annual Report. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an Initial Business Combination, or the operations of a target business with which we may ultimately consummate an Initial Business Combination, may be materially adversely affected.

Changes to United States tariff and import/export regulations may have a negative effect on potential target companies and, in turn, harm us.

The United States has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict potential target companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact our possibility of closing an initial Business Combination.

We may extend the period of time to consummate an Initial Business Combination until May 12, 2025, without providing our shareholders with voting or redemption rights relating thereto.

Pursuant to the Company’s Amended and Restated Memorandum and Articles of Association (as amended), the Company has until May 12, 2025 (the “Extended Date”), to consummate an Initial Business Combination. In connection therewith, the Sponsor agreed to contribute into the Company’s Trust Account the lessor of (x) an aggregate of $100,000 or (y) $0.025 per share for each Class A ordinary share included as a part of the Units sold in the Company’s IPO (including any shares issued in exchange thereof) that were not redeemed at the 2023 Extraordinary General Meeting for each monthly period (commencing on August 12, 2023 and ending on the 12th day of each subsequent month), or portion thereof, until the earlier of the completion of the Initial Business Combination or August 12, 2024. Subsequently, as a result of the 2024 Extraordinary General Meeting, the Sponsor may extend the time period within which the Company must complete its Initial Business Combination for up to nine additional one-month periods to May 12, 2025, by contributing $50,000 per month into the Company’s Trust Account until the earlier of the completion of the Initial Business Combination or May 12, 2025.

Our Public Shareholders will not be afforded an opportunity to vote on our extensions of time to consummate an Initial Business Combination or redeem their shares in connection with such extensions. As a result, we may conduct such an extension even though a majority of our Public Shareholders do not support such an extension and will not be able to redeem their shares in connection therewith. This feature is different than the traditional special purpose acquisition company structure, in which any extension of the Company’s period to complete an Initial Business Combination requires a vote of the Company’s shareholders and shareholders have the right to redeem their Public Shares in connection with such vote.

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

The requirement that we complete our Initial Business Combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an Initial Business Combination and may limit the time we have in which to conduct due diligence on potential Initial Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Initial Business Combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning an Initial Business Combination will be aware that we must complete our Initial Business Combination by May 12, 2025 (within 36 months from the closing of our Initial Public Offering). Consequently, such target business may obtain leverage over us in negotiating an Initial Business Combination, knowing that if we do not complete our Initial Business Combination with that particular target business, we may be unable to complete our Initial Business Combination with any target business. This risk will increase as we get closer to the end of the prescribed period. In addition, we may have limited time to conduct due diligence and may enter into our Initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our Initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our Public Shareholders may receive only $11.87 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our Sponsor, officers and directors have agreed that we must complete our Initial Business Combination by May 12, 2025 (36 months from the closing of our Initial Public Offering). We may not be able to find a suitable target business and complete our Initial Business Combination within such time period. Our ability to complete our Initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including the impact of events such as the war between Russia and the Ukraine.

In addition, the underwriter does not presently intend to provide additional services to us in connection with our Initial Business Combination, the financing thereof or other related transactions. If we are not able to engage financial or other advisors and agents as required to assist us with, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing, in connection with the Initial Business Combination, this may materially adversely impact our ability to timely and successfully consummate an Initial Business Combination.

If we are unable to complete our Initial Business Combination within such time period we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest, divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our provides that, if we wind up for any other reason prior to the consummation of our Initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our Public Shareholders may receive only $11.87 per share, or less than $11.87 per share, on the redemption of their shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $11.87 share” and other risk factors herein.

If we decide to extend the period of time to consummate an Initial Business Combination until May 12, 2025, and the Sponsor’s payment for such extension or extensions is made in the form of a loan or loans, we will not repay such loan or loans if we do not complete an Initial Business Combination, which would give rise to a conflict of interest between our Sponsor and our Public Shareholders.

Pursuant to the Company’s Amended and Restated Memorandum and Articles of Association (as amended), the Company has until May 12, 2025, to consummate an Initial Business Combination. In connection therewith, the Sponsor agreed to contribute into the Company’s Trust Account the lessor of (x) an aggregate of $100,000 or (y) $0.025 per share for each Class A ordinary share included as a part of the Units sold in the Company’s IPO (including any shares issued in exchange thereof) that were not redeemed at the 2023 Extraordinary General Meeting for each monthly period (commencing on August 12, 2023 and ending on the 12th day of each subsequent month), or portion thereof, until the earlier of the completion of the Initial Business Combination or August 12, 2024. Subsequently, as a result of the 2024 Extraordinary General Meeting, the Sponsor may extend the time period within which the Company must complete its Initial Business Combination for up to nine additional one-month periods to May 12, 2025, by contributing $50,000 per month into the Company’s Trust Account until the earlier of the completion of the Initial Business Combination or May 12, 2025. For the avoidance of doubt, the maximum aggregate amount the Sponsor will contribute to the Company’s Trust Account shall not exceed $1,650,000 based on up to twenty-one Monthly Extension Payments through May 12, 2025. The funds in the Trust Account will remain invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations. Any such payments are expected to be made in the form of a non-interest bearing loan or loans. If we complete our Initial Business Combination, we would expect to repay such loans from funds that are released to us from the Trust Account or, at the option of our Sponsor, convert all or a portion of the total loaned amount into warrants at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants. If we do not complete an Initial Business Combination, we will not repay such loans. Because we will not repay such loans if we do not complete an Initial Business Combination, if any such loans are outstanding, our Sponsor may be more inclined to complete an Initial Business Combination than it would be if no such loans were outstanding, which would represent a conflict of interest between our Sponsor and our Public Shareholders. For example, our Sponsor may prefer to consummate an Initial Business Combination with a risky, weak-performing or less-established target, rather than consummate no Initial Business Combination at all, while our Public Shareholders would prefer that we consummate either a strong Initial Business Combination or no Initial Business Combination at all. You should consider our Sponsor’s financial incentives to consummate an Initial Business Combination when evaluating whether to redeem your shares prior to or in connection with such Initial Business Combination.

Because our Trust Account currently contain $11.87 per Class A ordinary share, Public Shareholders may be more incentivized to redeem their Public Shares than the Public Shareholders of other blank check companies.

Our Trust Account currently contains $11.87 per Class A ordinary share. This is different than some other similarly structured blank check companies for which the Trust Account will only contain $10.00 per Class ordinary share. As a result of the additional funds receivable by Public Shareholders upon redemption of Public Shares, our Public Shareholders may be more incentivized to redeem their Public Shares when they have an opportunity to do so, including in connection with the completion of our Initial Business Combination and in connection with certain other shareholder votes, if any, as described elsewhere in this Form 10-K.

If we seek shareholder approval of our Initial Business Combination, our Sponsor, directors, officers, advisors or any of their affiliates may elect to purchase shares or warrants from Public Shareholders, which may influence a vote on a proposed Initial Business Combination and reduce the public “float” of our securities.

If we seek shareholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our initial shareholders, directors, officers, advisors or any of their affiliates may purchase Public Shares or public warrants (each containing one-half of one redeemable warrant, the “Public Warrants”) or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our Initial Business Combination, although they are under no obligation or duty to do so. See “Proposed Business — Permitted Purchases and Other Transactions With Respect to Our Securities” for a description of how such persons will determine from which shareholders to seek to acquire securities. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors or any of their affiliates purchase shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our Initial Business Combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our Initial Business Combination. The price per share paid in any such transaction may be different than the amount per share a Public Shareholder would receive if it elected to redeem its shares in connection with our Initial Business Combination. The purpose of such purchases could be to vote such shares in favor of our Initial Business Combination and thereby increase the likelihood of obtaining shareholder approval of our Initial Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our Initial Business Combination. This may result in the completion of our Initial Business Combination that may not otherwise have been possible.

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

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into a business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an Initial Business Combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets after a business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an Initial Business Combination, and may result in our inability to consummate an Initial Business Combination on terms favorable to our investors altogether.

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

Because of our limited resources and the significant competition for Initial Business Combination opportunities, it may be more difficult for us to complete our Initial Business Combination. If we are unable to complete our Initial Business Combination, our Public Shareholders may receive only approximately $11.87 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants undertaken in connection therewith, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our Initial Business Combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our Initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating an Initial Business Combination. If we are unable to complete our Initial Business Combination, our Public Shareholders may receive only approximately $11.87 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $11.87 per share” and other risk factors herein.

If the funds not being held in the Trust Account are insufficient to allow us to operate for at least the 36 months following the closing of our Initial Public Offering, we may be unable to complete our Initial Business Combination.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the 36 months following the closing of our Initial Public Offering , assuming that our Initial Business Combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through our Initial Public Offering and potential loans from certain of our affiliates are discussed in the section of this Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the section of this Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that, the funds available to us outside of the Trust Account will be sufficient to allow us to operate for at least the 36 months following the closing of our Initial Public Offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Initial Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our Initial Business Combination, our Public Shareholders may receive only approximately $11.87 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $11.87 per share” and other risk factors herein.

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

Of the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants in connection with our Initial Public Offering, only approximately $2,150,000 will be available to us initially outside the Trust Account to fund our working capital requirements. In the event that our offering expenses exceed our estimate of $1,000,000, we may fund such excess with funds not to be held in the Trust Account. In such case, the amount of funds we intend to be held outside the Trust Account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the Trust Account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to loan funds to, or invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Initial Business Combination. If we are unable to complete our Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In such case, our Public Shareholders may receive only $11.87 per share, or less in certain circumstances, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $11.87 per share” and other risk factors herein.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per- share redemption amount received by shareholders may be less than $11.87 per share.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our Initial Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our Initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by Public Shareholders could be less than the $11.87 per share initially held in the Trust Account, due to claims of such creditors.

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $11.87 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriter of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our Company. Our Sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our Initial Business Combination and redemptions could be reduced to less than $11.87 per public share. In such event, we may not be able to complete our Initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our Public Shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (1) $11.87 per public share or (2) such lesser amount per share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our Public Shareholders may be reduced below $11.87 per share.

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

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an Initial Business Combination and thereafter to operate the post-Initial Business Combination business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our Initial Public Offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our Initial Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend our Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Initial Business Combination or to redeem 100% of our Public Shares if we do not complete our Initial Business Combination within 36 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-Initial Business Combination activity, and (iii) the redemption of our Public Shares if we have not consummated an initial business within 36 months from the closing of our Initial Public Offering, subject to applicable law and as further described herein. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an Initial Business Combination. If we are unable to complete our Initial Business Combination within the required time period, our Public Shareholders may receive only approximately $11.87 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

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

If we are unable to consummate our Initial Business Combination within 36 months of the closing of our Initial Public Offering, our Public Shareholders may be forced to wait beyond such time period before redemption from our Trust Account.

If we are unable to consummate our Initial Business Combination within 36 months from the closing of our Initial Public Offering, we will distribute the aggregate amount then on deposit in the Trust Account, including interest, pro rata to our Public Shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of Public Shareholders from the Trust Account shall be effected automatically by function of our Amended and Restated Memorandum and Articles of Association prior to any voluntary winding up. If we are required to windup, liquidate the Trust Account and distribute such amount therein, pro rata, to our Public Shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond such time period before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our Initial Business Combination or amend certain provisions of our Amended and Restated Memorandum and Articles of Association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will Public Shareholders be entitled to distributions if we are unable to complete our Initial Business Combination and do not amend certain provisions of our Amended and Restated Memorandum and Articles of Association prior thereto. Our Amended and Restated Memorandum and Articles of Association provides that, if we wind up for any other reason prior to the consummation of our Initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

We may pursue acquisition opportunities in any one of numerous industries, except that we will not, under our Amended and Restated Memorandum and Articles of Association, be permitted to effectuate our Initial Business Combination with another blank check company or similar company with nominal operations. Because we have not yet identified or approached any specific target business with respect to an Initial Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our Initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or an early-stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an Initial Business Combination target. Accordingly, any shareholders who choose to remain shareholders following the Initial Business Combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value, unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the Initial Business Combination contained an actionable material misstatement or material omission.

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

As the prior investment track records of our management team, our Sponsor and their affiliates, including the investments and transactions in which they have participated in and businesses with which they have been associated with, are primarily private transactions, information regarding their involvement with such transactions may not be publicly available or is subject to confidentiality terms. This may limit the availability of information to our investors and potential target businesses pertaining to our team’s past track record which in turn may adversely affect our marketing efforts and ability to generate attractive Initial Business Combination opportunities for our Company.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider an Initial Business Combination outside of our management’s area of expertise if an Initial Business Combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our Company. Although our management will endeavor to evaluate the risks inherent in any particular Initial Business Combination target, we may not adequately ascertain or assess all of the significant risk factors. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following our Initial Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our Initial Business Combination will not have all of these positive attributes. If we complete our Initial Business Combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Initial Business Combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our Initial Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our Initial Business Combination, our Public Shareholders may receive only approximately $11.87 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

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

We may engage an underwriter or one of its affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay an underwriter or its affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation; provided that no agreement will be entered into with an underwriter or its affiliates and no fees or other compensation for such services will be paid to an underwriter or its affiliates prior to the date that is 60 days from the date of this Form 10-K, unless FINRA determines that such payment would not be deemed underwriter’s compensation in connection with our Initial Public Offering. The fact that an underwriter or its affiliates’ financial interests are tied to the consummation of an Initial Business Combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an Initial Business Combination.

We may engage our Sponsor or an affiliate of our Sponsor as an advisor or otherwise with respect to our Initial Business Combinations and certain other transactions. Any salary or fee in connection with such engagement may be conditioned upon the completion of such transactions. This financial interest in the completion of such transactions may influence the advice such entity provides.

We may engage our Sponsor or an affiliate of our Sponsor as an advisor or otherwise in connection with our Initial Business Combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions. Pursuant to any such engagement, such person or entity may earn its salary or fee upon closing of the Initial Business Combination. The payment of such salary or fee would likely be conditioned upon the completion of the Initial Business Combination. Therefore, such persons or entities may have additional financial interests in the completion of the Initial Business Combination. These financial interests may influence the advice such entity provides us, which advice would contribute to our decision on whether to pursue an Initial Business Combination with any particular target.

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

Our Amended and Restated Memorandum and Articles of Association authorizes the issuance of up to 479,000,000 Class A ordinary shares, par value $0.0001 per share, and 20,000,000 Class B ordinary shares, par value $0.0001 per share. As of December 31, 2024, there are 477,524,620 and 13,531,250 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount does not take into account shares reserved for issuance upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our Amended and Restated Memorandum and Articles of Association. As of December 31, 2024, there are no preference shares issued and outstanding.

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

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Initial Business Combination, our Public Shareholders may receive only approximately $11.87 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific Initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our Initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Initial Business Combination, our Public Shareholders may receive only approximately $11.87 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We may engage in an Initial Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers or directors which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers and directors. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under “Management — Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our Sponsor and our officers and directors may Sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an Initial Business Combination. Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our Initial Business Combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning an Initial Business Combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an Initial Business Combination as set forth in “Proposed Business — Effecting Our Initial Business Combination — Selection of a target business and structuring of our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm, regarding the fairness to our Company from a financial point of view of an Initial Business Combination with one or more domestic or international businesses affiliated with our Sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the Initial Business Combination may not be as advantageous to our Public Shareholders as they would be absent any conflicts of interest.

Since our initial shareholders will lose a majority of their investment in us if our Initial Business Combination is not completed (other than with respect to any Public Shares they may acquire), a conflict of interest may arise in determining whether a particular Initial Business Combination target is appropriate for our Initial Business Combination.

In March 2021, our Sponsor subscribed for an aggregate of 7,187,500 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.0035 per share. In March 2022, our Sponsor surrendered, for no consideration, 718,750 Founder Shares, resulting in our Sponsor holding 6,468,750 Founder Shares for an aggregate purchase price of $25,000 or approximately $0.0039 per share. On August 12, 2024, our Sponsor elected to covert 6,468,749 Founder Shares into Class A ordinary shares, on a one-to-one basis, pursuant to the terms of the Amended and Restated Articles of Association and Memorandum of Association of the Company. As of December 31, 2024, our Sponsor holds one Class B ordinary share. Our initial shareholders collectively own 81.43% of our issued and outstanding shares as of December 31, 2024. The Founder Shares will be worthless if we do not complete an Initial Business Combination. In addition, our Sponsor purchased an aggregate of 16,087,500 Private Placement Warrants, each exercisable to purchase one Class A ordinary share, for a purchase price of $16,087,500 in the aggregate, or $1.00 per warrant, that will also be worthless if we do not complete an Initial Business Combination. Each Private Placement Warrant may be exercised for one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein.

The Founder Shares are identical to the ordinary shares included in the Units sold in our Initial Public Offering except that: (1) prior to our Initial Business Combination, only holders of the Founder Shares have the right to vote on the appointment of directors and holders of a majority of our Founder Shares may remove a member of the board of directors for any reason; (2) the Founder Shares are subject to certain transfer restrictions; (3) our initial shareholders have entered into a letter agreement with us, pursuant to which they have agreed to waive: (x) their redemption rights with respect to their Founder Shares and any Public Shares held by them in connection with the completion of our Initial Business Combination (and not seek to sell its shares to us in any tender offer we undertake in connection with our Initial Business Combination); (y) their redemption rights with respect to their Founder Shares and any Public Shares held by them in connection with a shareholder vote to approve an amendment to our Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Initial Business Combination or to redeem 100% of our Public Shares if we do not complete our Initial Business Combination within 36 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-Initial Business Combination activity; and (z) their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to complete our Initial Business Combination within 36 months from the closing of our Initial Public Offering (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete our Initial Business Combination within the prescribed time frame); (4) the Founder Shares will automatically convert into our Class A ordinary shares on the first business day following the completion of our Initial Business Combination on a one-for-one basis, subject to adjustment pursuant to certain anti- dilution rights and (5) the Founder Shares are entitled to registration rights. Our directors and officers have also entered into the letter agreement with respect to Public Shares acquired by them, if any.

The personal and financial interests of our Sponsor, officers and directors may influence their motivation in identifying and selecting a target Initial Business Combination, completing an Initial Business Combination and influencing the operation of the business following the Initial Business Combination. This risk may become more acute as the deadline following the closing of our Initial Public Offering nears, which is the deadline for the completion of our Initial Business Combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an Initial Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of December 31, 2024, to issue any notes or other debt, or to otherwise incur debt, we may choose to incur substantial debt to complete our Initial Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

We may attempt to complete our Initial Business Combination with a private company about which little information is available, which may result in an Initial Business Combination with a company that is not as profitable as we suspected, if at all.

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

The rules of Nasdaq require that our Initial Business Combination occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the taxes payable on the income earned on the Trust Account) at the time of our signing a definitive agreement in connection with our Initial Business Combination. This restriction may limit the type and number of companies that we may complete a business combination with. If we are unable to locate a target business or businesses that satisfy this 80% of fair market value test, our Public Shareholders may receive only approximately $11.87 per share, or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless. If we are not then listed on Nasdaq for whatever reason, we would not be required to satisfy the foregoing 80% of fair market value test and could complete a business combination with a target business having a fair market value substantially below

80% of the balance in the Trust Account.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an Initial Business Combination with which a substantial majority of our shareholders do not agree.

Our Amended and Restated Memorandum and Articles of Association does not provide a specified maximum redemption threshold. Additionally, pursuant to the Company’s Amended and Restated Memorandum and Articles of Association, the Company shall not consummate an Initial Business Combination if the Company’s shares would be considered a “penny stock” (as defined in the Exchange Act) immediately prior to, or upon such consummation of such Initial Business Combination. Furthermore, in no event will the Company redeem its Public Shares in an amount that would cause the Company’s shares to be considered a “penny stock” (as defined in the Exchange Act).

As a result, we may be able to complete our Initial Business Combination even though a substantial majority of our Public Shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our Initial Business Combination and do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the Initial Business Combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Initial Business Combination.

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

In order to effectuate an Initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an business combination. Amending our amended and restated certificate of incorporation will require at least a special resolution of our shareholders as a matter of Cayman Islands law. A resolution is deemed to be a special resolution as a matter of Cayman Islands law where it has been approved by either (1) at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s shareholders at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given or (2) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders. Our Amended and Restated Memorandum and Articles of Association provides that special resolutions must be approved either by at least two-thirds of our shareholders who attend and vote at a general meeting (i.e., the lowest threshold permissible under Cayman Islands law) (other than amendments relating to the appointment or removal of directors prior to our Initial Business Combination, which require the approval of at least 90% of our Class B ordinary shares), or by a unanimous written resolution of all of our shareholders. We cannot assure you that we will not seek to amend our Amended and Restated Memorandum and Articles of Association or governing instruments or extend the time to consummate an Initial Business Combination in order to effectuate our Initial Business Combination.

The provisions of our Amended and Restated Memorandum and Articles of Association that relate to our pre- Initial Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our Amended and Restated Memorandum and Articles of Association and the trust agreement to facilitate the completion of an Initial Business Combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our Amended and Restated Memorandum and Articles of Association provides that any of its provisions, including those related to pre-Initial Business Combination activity (including the requirement to deposit proceeds of our Initial Public Offering and the private placement of warrants undertaken in connection therewith into the Trust Account and not release such amounts except in specified circumstances), may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our ordinary shares (other than amendments relating to the appointment or removal of directors prior to our Initial Business Combination, which require the approval of at least 90% of our Class B ordinary shares). Our initial shareholders, who collectively beneficially own 81.43% of our ordinary shares as of December 31, 2024, may participate in any vote to amend our Amended and Restated Memorandum and Articles of Association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Amended and Restated Memorandum and Articles of Association which govern our pre-Initial Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete our Initial Business Combination with which you do not agree. However, our Amended and Restated Memorandum and Articles of Association prohibits any amendment of its provisions (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Initial Business Combination or to redeem 100% of our Public Shares if we do not complete our Initial Business Combination within 36 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-Initial Business Combination activity, unless we provide Public Shareholders with the opportunity to redeem their Public Shares. Furthermore, our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose such an amendment unless we provide our Public Shareholders with the opportunity to redeem their Public Shares. In certain circumstances, our shareholders may pursue remedies against us for any breach of our Amended and Restated Memorandum and Articles of Association.

Our Sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Initial Business Combination or to redeem 100% of our Public Shares if we do not complete our Initial Business Combination within 36 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-Initial Business Combination activity; unless we provide our Public Shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding Public Shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers and directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our Initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Initial Business Combination.

Although we believe that the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants that was undertaken in connection therewith will be sufficient to allow us to complete our Initial Business Combination, because we have not yet selected any target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants undertaken in connection therewith prove to be insufficient, either because of the size of our Initial Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our Initial Business Combination or the terms of negotiated transactions to purchase shares in connection with our Initial Business Combination, we may be required to seek additional financing or to abandon the proposed Initial Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our Initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Initial Business Combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our Initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our Initial Business Combination. If we are unable to complete our Initial Business Combination, our Public Shareholders may receive only approximately $11.87 per share, or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless.

Our initial shareholders will control the election of our board of directors until completion of our Initial Business Combination and will hold a substantial interest in us. As a result, they will elect all of our directors prior to our Initial Business Combination and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our initial shareholders will own at least 20% of our issued and outstanding ordinary shares. In addition, prior to our Initial Business Combination, only the Founder Shares, all of which are held by our initial shareholders, will have the right to vote on the appointment of directors, and holders of a majority of our Founder Shares may remove a member of the board of directors for any reason.

Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, as a result of their substantial ownership in our Company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Amended and Restated Memorandum and Articles of Association and approval of major corporate transactions. If our initial shareholders purchase any Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial shareholders will exert significant influence over actions requiring a shareholder vote at least until the completion of our Initial Business Combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ended December 31, 2024. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes- Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our Initial Business Combination may not be in compliance with the provisions of the Sarbanes- Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We may seek Initial Business Combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek Initial Business Combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the Initial Business Combination may not be as successful as we anticipate.

To the extent we complete our Initial Business Combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our Initial Business Combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

Risks Relating to the Post-Initial Business Combination Company

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

We may structure our Initial Business Combination so that the post-transaction company in which our Public Shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will complete such Initial Business Combination only if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our Initial Business Combination may collectively own a minority interest in the post-Initial Business Combination company, depending on valuations ascribed to the target and us in our Initial Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the issued and outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target.

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

The officers and directors of an acquisition candidate may resign upon completion of our Initial Business Combination. The departure of an Initial Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our Initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our Initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Risks Relating to India

Business combinations with companies with operations in India entail special considerations and risks. If we complete an Initial Business Combination with a target business with operations in India, we will be subject to, and possibly adversely affected by, the risks set forth below. However, our efforts in identifying prospective target businesses will not be limited to a particular industry or geographic location. Accordingly, if we acquire a target business in another geographic location, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry or location of the target business which we acquire, none of which can be presently ascertained.

A significant change in the Indian government’s economic liberalization and deregulation policies may make it more difficult to consummate an Initial Business Combination or cause potential target businesses or their goods and services to become less attractive.

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

General corporate governance standards in India are weaker than those in the United States. This could result in unfavorable related party transactions, over-leveraging, improper accounting, family company interconnectivity and poor management. Local laws often do not go far enough to prevent improper business practices. Therefore, shareholders may not be treated impartially and equally as a result of poor management practices, asset shifting, conglomerate structures that result in preferential treatment to some parts of the overall company, and cronyism. The lack of transparency and ambiguity in the regulatory process also may result in inadequate credit evaluation and weakness that may precipitate or encourage financial crisis. In our evaluation of an Initial Business Combination, we will have to evaluate the corporate governance of a target and the business environment, and in accordance with United States laws for reporting companies take steps to implement practices that will cause compliance with all applicable rules and accounting practices. Notwithstanding these intended efforts, there may be endemic practices and local laws that could add risk to an investment we ultimately make and that result in an adverse effect on our operations and financial results.

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

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We will have operations, agreements with third parties and make sales in countries outside of the U.S., which may experience corruption. Our proposed activities in countries outside of the U.S. create the risk of unauthorized payments or offers of payments by one of the employees, consultants, or sales agents of our Company, because these parties are not always subject to our control. It will be our policy to implement safeguards to discourage these practices by our employees. Also, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, or sales agents of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Risks Relating to Our Management Team

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our Initial Business Combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential Initial Business Combinations and monitoring the related due diligence. Moreover, certain of our officers and directors have time and attention requirements for investment funds of which affiliates of our Sponsor are the investment managers. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

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

In addition, the officers and directors of an acquisition candidate may resign upon completion of our Initial Business Combination. The departure of an Initial Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our Initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our Initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Initial Business Combination. These agreements may provide for them to receive compensation following our Initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Initial Business Combination is the most advantageous.

Our key personnel may be able to remain with our Company after the completion of our Initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Initial Business Combination. Such negotiations would take place simultaneously with the negotiation of the Initial Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of our Initial Business Combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.

However, we believe the ability of such individuals to remain with us after the completion of our Initial Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Initial Business Combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our Initial Business Combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our Initial Business Combination. In addition, pursuant to an agreement entered into without our Sponsor, upon and following consummation of an Initial Business Combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the Sponsor holds any securities covered by the registration and shareholder rights agreement.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our Initial Business Combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an Initial Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our Initial Business Combination. Each of our officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our Initial Business Combination. For a complete discussion of our officers’ and directors’ other business affairs, see “Management — Directors and Executive Officers.”

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

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an Initial Business Combination with a target business that is affiliated with our Sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, affiliates of our Sponsor have invested in industries as diverse as energy, financial services, agriculture and health. As a result, there may be substantial overlap between companies that would be a suitable Initial Business Combination for us and companies that would make an attractive target for such other affiliates.

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

Each of the agreements related to our Initial Public Offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without shareholder approval. These agreements contain various provisions that our Public Shareholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the Founder Shares, Private Placement Warrants, any warrants that may be issued upon conversion of working capital loans (loans made to the Company by the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors to finance transaction costs in connection with the Initial Business Combination as may be required, the “Working Capital Loans”) and any other securities held by our initial shareholders, officers and directors.

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

Our Public Shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) the completion of our Initial Business Combination, and then only in connection with those ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (2) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Initial Business Combination or to redeem 100% of our Public Shares if we do not complete our Initial Business Combination within 36 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-Initial Business Combination activity and (3) the redemption of our Public Shares if we are unable to complete our Initial Business Combination within 36 months from the closing of our Initial Public Offering, subject to applicable law and as further described herein. Public Shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an Initial Business Combination or liquidation if we have not consummated an Initial Business Combination within 36 months from the closing of our Initial Public Offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our ordinary shares and warrants are currently listed on Nasdaq. In order to continue listing our securities on Nasdaq prior to our Initial Business Combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain market value of listed securities ($50 million), a minimum number of publicly held shares (1.1 million), a minimum market value of publicly held securities ($15 million), a minimum number of holders of our securities (generally 400 public holders) and have at least four registered and active market makers. Additionally, in connection with our Initial Business Combination, we expect to be required to demonstrate compliance with the initial listing requirements of Nasdaq or another national securities exchange, which are generally more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq.

On November 29, 2024, the Company received a notification letter from the Listing Qualifications Department of Nasdaq indicating that the Company’s listed securities fail to comply with the minimum of $50,000,000 market value of listed securities (“MVLS”) requirement for continued listing on the Nasdaq Global Market in accordance with Nasdaq Listing Rule 5450(b)(3)(A) (the “Rule”) based upon the Company’s MVLS from September 27, 2024 to November 27, 2024. Pursuant to Nasdaq Listing Rule 5810(c)(3)(C), the Company has been provided a compliance period of 180 calendar days, or until May 28, 2025, to regain compliance with the Rule. To regain compliance, the Company’s MVLS must meet or exceed $50,000,000 for a minimum of ten consecutive business days prior to May 28, 2025. If at any time during the compliance period, the Company’s MVLS closes at $50,000,000 or more for a minimum of ten consecutive business days, Nasdaq will provide the Company with written confirmation of compliance and the matter will be closed.

The Letter has no immediate effect on the listing of the Company’s securities on Nasdaq. The Company intends to actively monitor the Company’s MVLS and will take all reasonable measures available to the Company to regain compliance with the Rule within the 180-calendar day compliance period. However, there can be no assurance that the Company will be able to regain or maintain compliance with the applicable continued listing standards set forth in the Nasdaq Listing Rules.

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

We offered our Units at an offering price of $10.00 per Unit in our Initial Public Offering and the amount in our Trust Account is initially anticipated to be $11.87 per Public Share, implying an initial value of $11.87 per Public Share. However, prior to our Initial Public Offering, our Sponsor paid a nominal aggregate purchase price of $25,000 for the Founder Shares, or approximately $0.0035 per share. As a result, the value of your Public Shares may be significantly diluted upon the consummation of our Initial Business Combination, when the Founder Shares are converted into Public Shares. For example, the following table shows the dilutive effect of the Founder Shares on the implied value of the Public Shares upon the consummation of our Initial Business Combination assuming that our equity value at that time is $17,518,993, which is the amount we would have for our Initial Business Combination in the Trust Account no interest is earned on the funds held in the Trust Account, and no Public Shares are redeemed in connection with our Initial Business Combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our Public Shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our Public Warrants and Private Placement Warrants. At such valuation, each of our ordinary shares would have an implied value of $2.21 per share upon consummation of our Initial Business Combination, which is a 20% decrease as compared to the initial implied value per public share of $11.87.

Public shares	1,475,380
Founder shares	6,468,750
Total shares	7,944,130
Total funds in trust available for Initial Business Combination	$17,518,993
Initial implied value per public share	$11.87
Implied value per share upon consummation of Initial Business Combination	$2.21

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

As of December 31, 2024, we have 29,025,000 warrants outstanding (comprised of the 12,937,500 warrants included in the Units and the 16,087,500 Private Placement Warrants). We currently account for these warrants as a warrant liability, which means that we record them at fair value upon issuance with any changes in fair value each period reported in earnings. The valuation model we use to determine the fair value of the liability represented by the warrants utilized inputs such as assumed share prices, volatility, discount factors and other assumptions and may not be reflective of the price at which such warrants can be settled. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities. In addition, potential targets may seek a business combination partner that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an Initial Business Combination with a target business.

Our warrants and Founder Shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our Initial Business Combination.

Our initial shareholders currently hold an aggregate of one (1) Founder Share acquired in a private placement, and 16,087,500 Private Placement Warrants purchased in a private placement. The Founder Shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment as set forth herein and in our Amended and Restated Memorandum and Articles of Association. In addition, if our Sponsor makes any Working Capital Loans, up to $3,000,000 of such loans may be converted into warrants at a price of at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. To the extent we issue Class A ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the Initial Business Combination. Therefore, our warrants may make it more difficult to effectuate an Initial Business Combination or increase the cost of acquiring the target business.

Because each Unit contains one-half of one warrant and only a whole warrant may be exercised, the Units may be worth less than units of other blank check companies.

Each Unit contains one-half of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the Units, and only whole Units will trade. This is different from other offerings similar to ours whose units include one ordinary share and one whole warrant to purchase one share. We have established the components of the Units in this way in order to reduce the dilutive effect of the warrants upon completion of an Initial Business Combination since the warrants will be exercisable in the aggregate for a half of the number of shares compared to Units that each contain a whole warrant to purchase one share, which we believe will make us a more attractive business combination partner for target businesses. Nevertheless, this unit structure may cause our Units to be worth less than if they included a warrant to purchase one whole share.

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

The securities in which we invest the proceeds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by shareholders may be less than $11.87 per share.

The net proceeds of our Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants undertaken in connection therewith held in the Trust Account may only be invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations.

While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our Initial Business Combination, our Public Shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income. If the balance of the Trust Account is reduced below $17,518,993 as a result of negative interest rates, the amount of funds in the Trust Account available for distribution to our Public Shareholders may be reduced below $11.87 per share.

General Risk Factors

We are a newly incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our Initial Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning an Initial Business Combination and may be unable to complete our Initial Business Combination. If we fail to complete our Initial Business Combination, we will never generate any operating revenues.

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in the Company.

Information regarding performance by our management team and their affiliates is presented for informational purposes only. Past performance by our management team and their affiliates is not a guarantee either (1) that we will be able to identify a suitable candidate for our Initial Business Combination or (2) of success with respect to any Initial Business Combination we may consummate. You should not rely on the historical record of our management team and their affiliates as indicative of our future performance of an investment in the Company or the returns the Company will, or is likely to, generate going forward.

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

As of December 31, 2024, we had $1,032,598 in cash and cash equivalents and a working capital deficit of $4,093,375. Further, we expect to incur significant costs in pursuit of our acquisition plans. Management initially addressed this need for capital through our Initial Public Offering as discussed in the section of this Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our Initial Business Combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an Initial Business Combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-Initial Business Combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-Initial Business Combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an Initial Business Combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the Initial Business Combination. As a result, in order to protect our directors and officers, the post- Initial Business Combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-Initial Business Combination entity, and could interfere with or frustrate our ability to consummate an Initial Business Combination on terms favorable to our investors.

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

As of December 31, 2024, only holders of our Founder Shares will have the right to vote on the appointment of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

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

Following our Initial Business Combination, any or all of our management could resign from their positions as officers of the Company, and the management of the target business at the time of the Initial Business Combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

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

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our Initial Business Combination and if we effect our Initial Business Combination, the ability of that target business to become profitable. See “— Risks Relating to Acquiring and Operating a Business in Foreign Countries” above.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.
We are subject to rules and regulations of various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from our search for an Initial Business Combination target to compliance activities.
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
ITEM 2. PROPERTIES
We currently maintain our executive offices at Century Yard, Cricket Square, Elgin Avenue, PO Box 1111, George Town
KY1-1102,
Grand Cayman, Cayman Islands. The cost for our use of this space is included in the $10,000 per month fee we pay to our Sponsor for office space, utilities and secretarial and administ
r
ative services. We consider our current office space adequate for our current operations.
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

Holders

As of December 31, 2024, we had 1 holder of record of our ordinary shares, 1 holder of record of our Units, and 2 holders of record of our warrants.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Unregistered Sale of Equity Securities

In March 2021, our Sponsor purchased 7,187,500 Class B ordinary shares, par value $0.0001, for an aggregate price of $25,000. In March 2022, our Sponsor surrendered, for no consideration, 718,750 Founder Shares, resulting in our Sponsor holding 6,468,750 Founder Shares for an aggregate purchase price of $25,000 or approximately $0.0039 per share. On August 12, 2024, our Sponsor elected to convert 6,468,749 Founder Shares into Class A ordinary shares, on a one-to-one basis, pursuant to the terms of the Amended and Restated Articles and Memorandum of Association of the Company. Our Sponsor currently holds one (1) Founder Share.

On May 12, 2022, we consummated the Initial Public Offering of 22,500,000 Units, at $10.00 per Unit, generating gross proceeds of $225,000,000. Additionally, the underwriter exercised their over-allotment option, resulting in an additional 3,375,000 Units issued for an aggregate amount of $33,750,000.

Simultaneously with the closing of the Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreement, the Company completed the private sale of 16,087,500 warrants to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $16,087,500. The Private Placement Warrants are identical to the Warrants included as part of the Units sold in the IPO.

No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Redemptions

In connection with the 2023 Extraordinary General Meeting, the holders of 16,085,554 Class A ordinary shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $10.74 per share, for an aggregate redemption amount of $172,774,717. Following the redemption, the Company had a total of 9,789,446 shares of Class A ordinary shares outstanding.

In connection with the 2024 Extraordinary General Meeting, the holders of 8,314,066 Class A ordinary shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $11.48 per share, for an aggregate redemption amount of approximately $95,447,584. Following the redemption, the Company had a total of 1,475,380 shares of Class A ordinary shares outstanding.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “our,” “us” or “we” refer to Investcorp AI Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated on February 19, 2021, as a Cayman Islands exempted company and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our “Initial Business Combination.” While we may pursue an Initial Business Combination target in any industry, we intend to focus our search on companies within the Indian market. We intend to effectuate our Initial Business Combination using remaining cash in the Trust Account from the proceeds of the offering and the private placement of the Private Placement Warrants (as defined below), the proceeds of the sale of our shares in connection with our Initial Business Combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

On May 12, 2022, we consummated the Initial Public Offering of 22,500,000 Class A ordinary shares at $10.00 per Public Share, generating gross proceeds of $225,000,000. Additionally, the underwriter exercised their over-allotment option, resulting in an additional 3,375,000 Units issued for an aggregate amount of $33,750,000.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 14,400,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $14,400,000. In connection with the underwriter’s exercise of their over-allotment option, the Company also consummated the sale of an additional 1,687,500 Private Placement Warrants at $1.00 per Private Placement Warrant generating total proceeds of $1,687,500.

On August 11, 2023, the Company held the 2023 Extraordinary General Meeting with respect to voting on a First Extension Amendment Proposal and the Redemption Limitation Amendment Proposal. In connection with the 2023 Extraordinary General Meeting, the holders of 16,085,554 Class A ordinary shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $10.74 per share, for an aggregate redemption amount of $172,774,717. Following the redemption, the Company had a total of 9,789,446 shares of Class A ordinary shares outstanding. As a result of the 2023 Extraordinary General Meeting, the Sponsor agreed to contribute into the Company’s Trust Account the lessor of (x) an aggregate of $100,000 or (y) $0.025 per share for each Class A ordinary share included as a part of the Units sold in the Company’s IPO (including any shares issued in exchange thereof) that are not redeemed at the 2023 Extraordinary General Meeting for each monthly period (commencing on August 12, 2023 and ending on the 12th day of each subsequent month), or portion thereof, until the earlier of the completion of the Initial Business Combination or August 12, 2024.

On August 12, 2024, the Company held the 2024 Extraordinary General Meeting and approved a proposal, by special resolution, to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate an Initial Business Combination for an additional nine months from August 12, 2024 to May 12, 2025. In connection with the vote to extend the date by which the Company has to consummate an Initial Business Combination, the holders of 8,314,066 Class A ordinary shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $11.48 per share, for an aggregate redemption amount of approximately $95,447,584. Following the redemption, the Company had a total of 1,475,380 shares of Class A ordinary shares outstanding.

As a result of the 2024 Extraordinary General Meeting, the Sponsor may extend the time period within which the Company must complete its Initial Business Combination for up to nine additional one-month periods to May 12, 2025, by contributing $50,000 per month into the Company’s Trust Account until the earlier of the completion of the Initial Business Combination or May 12, 2025.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from February 19, 2021 (inception) through December 31, 2024, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and after our Initial Public Offering, identifying target companies for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the year ended December 31, 2024, we had a net income of $2,326,207, which consists of operating costs of $1,948,874, offset by interest earned from marketable securities held in the Trust Account of $3,984,831 and change in fair value of warrants of $290,250.

For the year ended December 31, 2023, we had a net income of $8,862,477, which consists of operating costs of $1,774,227, offset by interest earned from marketable securities held in the Trust Account of $10,027,741 and change in fair value of warrants of $608,963.

Liquidity, Capital Resources and Going Concern

As of December 31, 2024, the Company had $1,032,598 in its operating bank account and a working capital deficit of $4,093,375.

For the year ended December 31, 2024, net cash used in operating activities was $734,179. Net income of $2,326,207 was affected by a gain on the change in the fair value of the warrant liability of $290,250 and interest income of $3,984,831. Changes in operating assets and liabilities provided $1,214,695 of cash for operating activities.

For the year ended December 31, 2023, net cash used in operating activities was $658,788. Net income of $8,862,477 was affected by a gain on the change in fair value of the warrant liability of $608,963 and interest income of $10,027,741. Changes in operating assets and liabilities provided $1,115,439 of cash for operating activities.

For the year ended December 31, 2024, net cash provided by investing activities was $94,497,584 as compared to $172,274,717 of cash used in the same period in 2023. The cash provided during the year ended December 31, 2024, was mainly driven by the decrease of investments withdrawn from the Trust Account as compared to the same period in 2023.

For the year ended December 31, 2024, net cash used in financing activities was $93,007,584 as compared to net cash used of $171,974,717 for the same period in 2023. This is primarily attributable to payment to redeeming shareholders of $95,447,584 during 2024, as compared to $172,774,717 in 2023. Additionally, during the year ended December 31, 2024, we received proceeds from Working Capital Loan – Sponsor of $1,490,000 and Convertible Promissory Note – Sponsor of $950,000 as compared to $300,000 and $500,000, respectively for the year ended December 31, 2023.

As of December 31, 2024, we had cash held in the Trust Account of $17,518,993. Interest income on the balance in the Trust Account may be used by us to pay certain taxes. During the year ended December 31, 2024, we have earned $3,984,831 of interest income from the Trust Account.

We intend to use substantially all of the funds held in the Trust Account and the proceeds from the sale of the forward purchase shares to complete our Initial Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2024, we had cash of $1,032,598 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

In order to finance transaction costs in connection with an Initial Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $3,000,000 of notes may be converted upon consummation of an Initial Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company must consummate an Initial Business Combination within 24 months (or 36 months, as applicable) from the closing of our Initial Public Offering or May 12, 2025 (the “Extension Period”). It is uncertain that the Company will be able to consummate an Initial Business Combination within this time. If an Initial Business Combination is not consummated within this time, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an Initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 12, 2025.

Off-Balance Sheet Arrangements

As of December 31, 2024, and December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than described below:

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants) will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an Initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Working Capital Loans

In order to finance transaction costs in connection with an Initial Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $3,000,000 of notes may be converted upon consummation of an Initial Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

On December 8, 2023, the Company entered into a non-interest bearing convertible unsecured loan in the principal amount of up to $3,000,000 from the Sponsor to provide the Company with additional working capital and to fund the Extension Contributions. The Loan constitutes a Working Capital Loan as defined above. The loan does not bear any interest and will be repayable by the Company to the Sponsor upon the earlier of: (i) promptly after the date the Initial Business Combination is consummated and (ii)May 12, 2025 (as amended). The portion of the Loan used to provide the Company with additional working capital will not be deposited into the Trust Account. If the Company does not consummate an Initial Business Combination during the Extension Period, the Loan will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Loan is convertible into private placement warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants in connection with the initial public offering. The conversion option represents an embedded derivative under ASC 815-15, “Embedded Derivatives.” The Company has determined that based on the valuation of its Private Placement Warrants and the fact that an Initial Business Combination is not considered probable until such time as it is consummated, the value of this conversion option is de minimis. As of December 31, 2024, and 2023, there was $1,790,000 and $300,000 outstanding, respectively.

Promissory Note

On August 9, 2023, the Sponsor agreed to loan the Company an aggregate of up to $1,200,000 to cover expenses related to the Monthly Extension Payments (the “2023 Notes”). On August 12, 2024, the 2023 Notes were amended to increase the maximum aggregate amount for the Monthly Extension Payments to $1,650,000. The first draw was made on the aforementioned date for the amount of $100,000, with a further eight draws of $100,000 through September 30, 2024 and thereafter $150,000 drawn in October 2024 for quarter four and $150,000 drawn for the first quarter of 2025. The 2023 Notes are non-interest bearing and are payable on the earlier of (i) May 12, 2025 (as amended), or (ii) the consummation of an Initial Business Combination. Upon receiving notice of the closing of an Initial Business Combination, the Sponsor shall convert the unpaid principal balance of the 2023 Notes into a number of non-transferable, non-redeemable ordinary shares of the Company equal to (x) the principal amount of the 2023 Notes being converted, divided by (y) the conversion price of $10.00, rounded up to the nearest whole number of shares. If the Company does not consummate an Initial Business Combination during the Extension Period, (i) the 2023 Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven, and (ii) the 2023 Notes will end up having no underlying value, and as a consequence, result in a loss of capital for the Sponsor because the Sponsor has waived any and all rights to amounts contained in the Trust Account. As of December 31, 2024, and December 31, 2023, the outstanding principal balance was $1,600,000 and $500,000, respectively.

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

Recently Issued Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07, which is applicable to entities with a single reportable segment, will primarily require enhanced disclosures about significant segment expenses and enhanced disclosures in interim periods. The guidance in ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023 and interim reporting periods in fiscal years beginning after December 31, 2024, with early adoption permitted. The Company adopted this guidance as of January 1, 2024. The adoption resulted in disclosure changes only.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our current Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024, as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2024, because of a previously identified material weakness in our internal control over financial reporting. The material weakness identified relates to an ineffective review control to prevent or detect a material misstatement, which resulted in a material adjustment to accrued expenses in relation to the filing of its Form 8-K on May 26, 2022 and an over accrual of legal fees in the year ended December 31, 2023.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment regarding the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2024.
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
None
.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
Our current directors and executive officers are as follows:

Name	Age	Position
Nikhil Kalghatgi	39	Principal Executive Officer and Director
Dean Clinton	53	Principal Financial Officer and Director
Rishi Kapoor	56	Director
Kunal Bahl	39	Director
Girish Vanvari	50	Director
Ashwini Asokan	42	Director
Manpreet Singh	40	Director
Nikhil Kalghatgi
, our Principal Executive Officer and Director, has been the Head of Alternative Investments at S.P. Hinduja Banque Privee since 2020. He was previously a Partner at CoVenture primarily investing in high-yield asset-backed credit opportunities and creating quantitative trading strategies. CoVenture’s investment areas primarily included fintech, special situations and emerging assets. Mr. Kalghatgi was also a founding Partner at CoVenture Crypto, a multi-strategy cryptocurrency asset management firm backed by SBI Holdings, with a quantitative trading fund, smart-beta fund and venture capital investments. Prior to this, he was a Partner at Vast Ventures, investing in early-stage and late-stage companies. He has invested across technology including space exploration, consumer, healthcare, software, and transportation. He has also previously been a Principal at Softbank, founder of Partner 6, investing in large-cap,
value-based strategies, and joined the founding team of Localytics building mobile analytics. He also spent several years in the military intelligence sector at the MITRE Corporation. Mr. Kalghatgi holds a Bachelor of Science and a master’s degree in engineering from Tufts University and an MBA from Harvard Business School. Mr. Kalghatgi is well qualified to serve on our board due to his extensive experience in investment and mergers and acquisitions.
Dean Clinton
, our Principal Financial Officer and Director, is the Cayman Islands Country Officer overseeing activities specific to Investcorp’s Cayman Islands operations. Mr. Clinton has been with Investcorp for more than 10 years having joined the Company in 2010. Prior to his current role, he was based in Bahrain as the Head of Operations for Investcorp’s hedge funds line of business. Prior to his tenure with Investcorp, Mr. Clinton worked within fund administration for Fortis Prime Fund Solutions as the Head of Operations for their Europe region, Mr. Clinton holds an Honours Bachelor of Accounting Science degree from the University of South Africa and is a member of the South African Institute of Chartered Accountants.
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
ITEM 11. EXECUTIVE COMPENSATION
Executive Compensation
None of our officers or directors have received or, prior to our Initial Business Combination, will receive any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on the Nasdaq through the earlier of consummation of our Initial Business Combination and our liquidation, we will reimburse our Sponsor for office space, utilities and secretarial and administrative services provided to us in the amount of $10,000 per month. In addition, our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Initial Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or any of their affiliates.
After the completion of our Initial Business Combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. Additionally, certain directors may receive additional compensation in the form of equity interests of the Sponsor for their services. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed Initial Business Combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our Initial Business Combination will be determined by a compensation committee constituted solely by independent directors.
We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the completion of our Initial Business Combination should be a determining factor in our decision to proceed with any potential Initial Business Combination.

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
The following table is based on 7,944,130 ordinary shares outstanding at April 15, 2025, of which 7,944,129 were Class A ordinary shares and 1 was a Class B ordinary share. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Approximate Percentage Of Outstanding Ordinary Shares
ICE I Holdings Pte. Ltd. (our Sponsor) (3)	6,468,750	81.43%
Nikhil Kalghatgi	—	—
Dean Clinton	—	—
Rishi Kapoor	—	—
Kunal Bahl	—	—
Girish Vanvari	—	—
Ashwini Asokan	—	—
Manpreet Singh	—	—
All directors and officers as a group (seven individuals)	—	—
5% Holders
Mizuho Financial Group, Inc. (4)	403,522	5.1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is Century Yard, Cricket Square, PO Box 1111, Grand Cayman, Cayman Islands KY1-1102.
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

(4)
According to a Schedule 13G filed on February 13, 2025, Mizuho Financial Group, Inc. beneficially owned 403,522 Class A ordinary shares. The business address for the reporting persons is
1-5-5,
Otemachi,
Chiyoda-ku,
Tokyo,
100-8176,
Japan.

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
The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of an Initial Business Combination or (B) the date on which the Company completes a liquidation, merger, capital stock exchange or similar transaction that results in the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 120 days after the Initial Business Combination, the Founder Shares will be released from the lock-up.
On August 12, 2024, our Sponsor elected to convert 6,468,749 Founder Shares into Class A ordinary shares, on a one-to-one
basis, pursuant to the terms of the Amended and Restated Articles and Memorandum of Association of the Company. Our Sponsor currently holds one (1) Founder Share.
Private Placement
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 14,400,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to ICE I Holdings Pte. Ltd. (the “Sponsor”), generating gross proceeds of $14,400,000. In connection with the underwriter’s exercise of their over-allotment option, the Company also consummated the sale of an additional 1,687,500 Private Placement Warrants at $1.00 per Private Placement Warrant generating total proceeds of $1,687,500. Each whole warrant is exercisable to purchase one ordinary share at $11.50 per share, subject to adjustment as described in our Registration Statement. If the Company does not complete an Initial Business Combination, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

Service Arrangements
On May 9, 2022, we entered into an administrative services agreement with our Sponsor, pursuant to which the Sponsor agreed to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to the affiliate of the Sponsor $10,000 per month for such administrative services. For the year ended December 31, 2024 and 2023, the Company incurred $90,000 and $120,000, respectively, and paid $0 in such fees for both years.
Conflicts of Interest
Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present business combination opportunities to such entity. Accordingly, in the future, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that any fiduciary duties or contractual obligations of our officers arising in the future would materially undermine our ability to complete our Initial Business Combination.
Promissory Note
On August 9, 2023, the Sponsor agreed to loan the Company an aggregate of up to $1,200,000 to cover expenses related to the Monthly Extension Payments (the “2023 Notes”). On August 12, 2024, the 2023 Notes were amended to increase the maximum aggregate amount for the Monthly Extension Payments to $1,650,000. The first draw was made on the aforementioned date for the amount of $100,000, with a further eight draws of $100,000 through September 30, 2024 and thereafter $150,000 drawn in October 2024 for quarter four and $150,000 drawn for the first quarter of 2025. The 2023 Notes are non-interest
bearing and are payable on the earlier of (i) May 12, 2025 (as amended), or (ii) the consummation of an Initial Business Combination. Upon receiving notice of the closing of an Initial Business Combination, the Sponsor shall convert the unpaid principal balance of the 2023 Notes into a number of non-transferable,
non-redeemable
ordinary shares of the Company equal to (x) the principal amount of the 2023 Notes being converted, divided by (y) the conversion price of $10.00, rounded up to the nearest whole number of shares. If the Company does not consummate an Initial Business Combination during the Extension Period, (i) the 2023 Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of December 31, 2024, and December 31, 2023, the outstanding principal balance was $1,600,000 and $500,000, respectively.
Working Capital Loans
In order to finance transaction costs in connection with an Initial Business Combination, our Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $3,000,000 of notes may be converted upon consummation of an Initial Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.
On December 8, 2023, the Company entered into a
non-interest
bearing convertible unsecured loan in the principal amount of up to $3,000,000 from the Sponsor to provide the Company with additional working capital and to fund the Extension Contributions. The Loan constitutes a Working Capital Loan as defined above. The loan does not bear any interest and will be repayable by the Company to the Sponsor upon the earlier of: (i) promptly after the date the Initial Business Combination is consummated and (ii) May 12, 2025 (as amended). The portion of the Loan used to provide the Company with additional working capital will not be deposited into the Trust Account. If the Company does not consummate an Initial Business Combination during the Extension Period, the Loan will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Loan is convertible into Private Placement Warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants in connection with the initial public offering. The conversion option represents an embedded derivative under ASC
815-15,
“Embedded Derivatives.” The Company has determined that based on the valuation of its Private Placement Warrants and the fact that an Initial Business Combination is not considered probable until such time as it is consummated, the value of this conversion option is de minimis. As of December 31, 2024, and 2023, there was $1,790,000 and $300,000 outstanding, respectively.
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Type of Fee	Year Ended December 31, 2024	Year Ended December 31, 2023
Audit Fees (1)	$126,175	$121,923
Audit-Related Fees (2)	—	—
Tax Fees (3)	$13,905	$12,875
All Other Fees (4)	—	$—

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

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance.
(4)	All Other Fees. All other fees consist of fees billed for all other services.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Investcorp AI Acquisition Corp. (f/k/a Investcorp India Acquisition Corp)
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Investcorp AI Acquisition Corp. (f/k/a Investcorp India Acquisition Corp) (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, to the financial statements, the Company’s ability to execute its business plan is dependent upon consummation of a business combination, and management has determined that if the Company is unable to complete a business combination by May 12, 2025, then the Company will cease all operations except for the purpose of liquidating. In addition, the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Boston, MA
April 16, 2025

INVESTCORP AI ACQUISITION CORP
BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$1,032,598	$276,777
Other assets-current	—	192,366

Total Current Assets	1,032,598	469,143
Cash and securities held in Trust Account	17,518,993	108,031,746

Total Assets	$18,551,591	$108,500,889

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expense	$1,584,416	$631,810
Working Capital Loan-Sponsor	1,790,000	300,000
Convertible Promissory Note-Sponsor	1,450,000	500,000
Due to Sponsor	301,557	231,834

Total Current Liabilities	5,125,973	1,663,644
Warrant Liability	580,501	870,751

Total Liabilities	5,706,474	2,534,395

Commitments and Contingencies (Note 6)
Class A common stock; 1,475,380 and 9,789,446 shares subject to possible redemption at $11.87 and $11.04 per share at December 31, 2024 and December 31, 2023, respectively	17,518,993	108,031,746
Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 6,468,749 and 0 issued and outstanding as of December 31, 2024 and 2023, respectively	647	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1 and 6,468,750 shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	647
Additional paid in capital	—	—
Accumulated deficit	(4,674,523)	(2,065,899)

Total Shareholders’ Deficit	(4,673,876)	(2,065,252)

TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$18,551,591	$108,500,889

The accompanying notes are an integral part of the financial statements

INVESTCORP AI ACQUISITION CORP
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2024	Year Ended December 31, 2023
Formation costs and operating expenses	$1,948,874	$1,774,227

Loss from operations	(1,948,874)	(1,774,227)

Other income:
Interest earned on marketable securities held in Trust Account	3,984,831	10,027,741
Change in fair value of warrant liability	290,250	608,963

Other income, net	4,275,081	10,636,704

Net income	$2,326,207	$8,862,477

Weighted average shares outstanding of Class A ordinary redeemable shares	6,577,711	19,925,549

Basic and diluted net income per ordinary share, Class A ordinary shares redeemable shares	$0.18	$0.34

Weighted average shares outstanding of Class A and B ordinary non-redeemable shares	6,468,750	6,468,750

Basic and diluted net income per ordinary share, Class B ordinary shares non-redeemable shares	$0.18	$0.34

The accompanying notes are an integral part of the financial statements

INVESTCORP AI ACQUISITION CORP
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2023	—	$—	6,468,750	$647	$—	$(400,635)	$(399,988)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(10,527,741)	(10,527,741)
Net Income	—	—	—	—	—	8,862,477	8,862,477

Balance — December 31, 2023	—	$—	6,468,750	$647	$—	$(2,065,899)	$(2,065,252)

Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(4,934,831)	(4,934,831)
Conversion of Class B ordinary shares into Class A ordinary shares	6,468,749	647	(6,468,749)	(647)	—	—	—
Net income	—	—	—	—	—	2,326,207	2,326,207

Balance — December 31, 2024	6,468,749	$647	1	$—	$—	$(4,674,523)	$(4,673,876)

The accompanying notes are an integral part of the financial statements

7
4

INVESTCORP AI ACQUISITION CORP
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash Flows from Operating Activities:
Net income	$2,326,207	$8,862,477
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of Warrant Liability	(290,250)	(608,963)
Interest earned on marketable securities held in trust	(3,984,831)	(10,027,741)
Changes in operating assets and liabilities:
Other assets	192,366	500,966
Accounts payable and accrued expenses	952,606	425,063
Due to Sponsor	69,723	189,410

Net cash used in operating activities	(734,179)	(658,788)

Cash Flows from Investing Activities:
Investments withdrawn from Trust Account for payment to redeeming shareholders	95,447,584	172,774,717
Cash deposited in Trust Account	(950,000)	(500,000)

Net cash provided by investing activities	94,497,584	172,274,717

Cash Flows from Financing Activities:
Payment to Redeeming Shareholders	(95,447,584)	(172,774,717)
Proceeds from promissory note payable – sponsor	950,000	500,000
Proceeds from working capital loan – sponsor	1,490,000	300,000

Net cash used in financing activities	$(93,007,584)	$(171,974,717)

Net Change in Cash	755,821	(358,788)
Cash-Beginning of period	$276,777	$635,565

Cash-End of period	$1,032,598	$276,777

Non-cash investing and financing activities:
Accretion of Class A ordinary shares subject to possible redemption	$4,934,831	$10,527,741

Conversion of Class B ordinary shares to Class A ordinary shares	$647	$—

The accompanying notes are an integral part of the financial statements

7
5

INVESTCORP AI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Investcorp AI Acquisition Corp (the “Company”) is a blank check company incorporated in the Cayman Islands on February 19, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. On January 11, 2022, the Company changed its name from Investcorp Acquisition Corp. to Investcorp India Acquisition Corp and on October 15, 2024, changed it to Investcorp AI Acquisition Corp.
As of December 31, 2024, and for the period from February 19, 2021 (inception) through December 31, 2024, the Company had not yet commenced any operations. All activity for the period from February 19, 2021 (inception) through December 31, 2024, relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”) and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
The Company provides its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. If the Company seeks shareholder approval, the Company will proceed with a Business Combination only if a majority of the outstanding shares voted are voted in favor of the Business Combination.
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

7
6

The public shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (currently $11.87 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These Class A ordinary shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”
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
On August 11, 2023 shareholders of the Company held the 2023 Extraordinary General Meeting”). At the 2023 Extraordinary General Meeting, the Company’s shareholders approved the proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to give the Company the right to extend the date by which it has to consummate a business combination from August 12, 2023 to August 12, 2024. At the 2023 Extraordinary General Meeting,, holders of 16,085,554 shares of Class A ordinary shareholders exercised their right to redemption at a per share redemption price of approximately $10.74. On August 18, 2023, a total of $172,774,717 in redemption payments were made in connection with this redemption. Following the redemption, the Company had a total of 9,789,446 shares of Class A ordinary shares outstanding.
As a result of the 2023 Extraordinary General Meeting, the Sponsor agreed to contribute into the Company’s Trust Account the lessor of (x) an aggregate of $100,000 or (y) $0.025 per share for each Class A ordinary share included as a part of the Units sold in the Company’s initial public offering (including any shares issued in exchange thereof) that are not redeemed at the 2023 Extraordinary General Meeting for each monthly period (commencing on August 12, 2023 and ending on the 12th day of each subsequent month), or portion thereof, until the earlier of the completion of the Initial Business Combination or August 12, 2024.
On August 12, 2024, the Company held the 2024 Extraordinary General Meeting and approved a proposal, by special resolution, to amend the Company’s amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate a business combination for an additional nine months from August 12, 2024 to May 12, 2025. In connection with the vote to extend the date by which the Company has to consummate a business combination, the holders of 8,314,066 Class A ordinary shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $11.48 per share, for an aggregate redemption amount of approximately $95,447,584. Following the redemption, the Company had a total of 1,475,380 shares of Class A ordinary shares outstanding. As a result of the 2024 Extraordinary General Meeting, the Sponsor may extend the time period within which the Company must complete its Initial Business Combination for up to nine additional one-month
periods to May 12, 2025, by contributing $50,000 per month into the Company’s Trust Account until the earlier of the completion of the Initial Business Combination or May 12, 2025.
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
If the Company is unable to complete a Business Combination prior to May 12, 2025, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of applicable law. In the event the Company does not complete a Business Combination within the Combination Period and, in such event, the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Public Initial Offering price per Unit of $10.00.

7
7

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
At the 2024 Extraordinary General Meeting held on August 12, 2024, the Sponsor of the Company elected to convert 6,468,749 Class B ordinary shares into Class A ordinary shares on a one-to-one
basis, pursuant to the terms of the articles and memorandum of association of the Company. However, the procedures necessary to effectuate this conversion were not completed until November 18, 2024. The impact of this conversion is

reflected on the Company’s financial statements at fiscal
year-end
December 31, 2024.
On November 4, 2024, the Company received a notification letter (the “Notification Letter”) from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company’s listed securities fail to comply with the minimum of $50,000,000 market value of listed securities (“MVLS”) requirement for continued listing on the Nasdaq Global Market in accordance with Nasdaq Listing Rule 5450(b)(3)(A) (the “Rule”) based upon the Company’s MVLS from September 27, 2024 to November 27, 2024. Pursuant to Nasdaq Listing Rule 5810(c)(3)(C), the Company has been provided a compliance period of 180 calendar days, or until May 28, 2025, to regain compliance with the Rule. To regain compliance, the Company’s MVLS must meet or exceed $50,000,000 for a minimum of ten consecutive business days prior to May 28, 2025. If at any time during the compliance period, the Company’s MVLS closes at $50,000,000 or more for a minimum of ten consecutive business days, Nasdaq will provide the Company with written confirmation of compliance and the matter will be closed. However, if the Company fails to timely regain compliance with the Rule, the Company’s securities will be subject to delisting from Nasdaq. Alternatively, the Company may consider applying for a transfer to the Nasdaq Capital Market. The Letter has no immediate effect on the listing of the Company’s securities on the Nasdaq Global Market under the symbols “IVCA,” “IVCAU,” and “IVCAW.” The Company intends to actively monitor the Company’s MVLS and will take all reasonable measures available to the Company to regain compliance with the Rule within the
180-calendar
day compliance period. However, there can be no assurance that the Company will be able to regain or maintain compliance with the applicable continued listing standards set forth in the Nasdaq Listing Rules.
Previously Proposed Business Combination
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
On October 15, 2024, the Company held an extraordinary general meeting of shareholders and approved the proposal to change the Company’s name from Investcorp India Acquisition Corp to Investcorp AI Acquisition Corp. Subsequent to the approval for the name change proposal, the Company filed an amendment to the Amended and Restated Memorandum and Articles of Association with the Cayman Islands Registrar of Companies.
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

7
8

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
On December 5, 2024, the Bigtincan Holdings Limited terminated the scheme implementation deed. The Company is currently searching for an alternative business combination.
Liquidity, Capital Resources, and Going Concern Consideration
As of December 31, 2024, the Company had $1,032,598 in cash and a working capital deficit of $4,093,375.
The Company’s liquidity needs up to December 31, 2024, had been satisfied by funds from the Sponsor to cover certain offering expenses. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company a Working Capital Loans, as defined below (see Note 5). As of December 31, 2024 and 2023, $1,790,000 and $300,000 was outstanding respectively, under the Working Capital Loan.
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
In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company originally had until August 12, 2023, 15 months from the closing of the IPO, to consummate a Business Combination. As approved by its shareholders, the Company extended the time to complete a Business Combination to May 12, 2025, 36 months from the closing of the IPO). It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by May 12, 2025, there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that this financial statement is issued. This financial statement does not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
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

7
9

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of December 31, 2024, and December 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,032,598 and $276,777 of cash and no cash equivalents as of December 31, 2024, and December 31, 2023, respectively.
Cash and Securities Held in Trust Account
As of December 31, 2024, and December 31, 2023, the Company had $17,518,993 and $108,031,746, respectively, held in money market funds, which are invested primarily in U.S. Treasury Securities.

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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024, and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except share amounts) for the year ended December 31, 2024, and December 31, 2023:

	For the Year Ended December 31,		For the Year Ended December 31,
	2024		2023
	Class A Ordinary Redeemable Shares	Class A and B Ordinary Non-redeemable Shares	Class A Ordinary Redeemable Shares	Class B Ordinary Non-redeemable Shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$1,172,817	$1,153,390	$6,690,449	$2,172,028
Denominator
Basic and diluted weighted average shares outstanding	6,577,711	6,468,750	19,925,549	6,468,750

Basic and diluted net income per ordinary share	$0.18	$0.18	$0.34	$0.34

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

8
1

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
As of December 31, 2024, and 2023, the Class A ordinary shares subject to possible redemption reflected in the balance sheets is reconciled in the following table:

Class A ordinary shares subject to possible redemption at December 31, 2022	$270,278,722
Plus:
Accretion of carrying value to redemption value	10,527,741
Less:
Shares redeemed in August 2023	(172,774,717)

Class A ordinary shares subject to possible redemption at December 31, 2023	$108,031,746
Plus:
Accretion of carrying value to redemption value	4,934,831
Less:
Shares redeemed in August 2024	(95,447,584)
Class A ordinary shares subject to possible redemption at December 31, 2024	$17,518,993

8
2

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
Operating Segments
The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the Principal Executive Officer and Director, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the CODM comprehensively manages the entire business. Accordingly, the Company does not accumulate discrete financial information with respect to separate divisions and does not have separate operating or reportable segments. Since the Company operates in one operating segment, all required financial segment information can be found in the financial statements.

8
3

Recently Issued Accounting Standards
In
November 2023
, the FASB issued ASU
2023-07,
Segment Reporting (Topic
280)
: Improvements to Reportable Segment Disclosures. ASU
2023-07,
which is applicable to entities with a single reportable segment, will primarily require enhanced disclosures about significant segment expenses and enhanced disclosures in interim periods. The guidance in ASU
2023-07
will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December
15
,
2023
and interim reporting periods in fiscal years beginning after December
31
,
2024
, with early adoption permitted. The Company adopted this guidance as of January
1
,
2024
. The adoption resulted in disclosure changes only.
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
On August 12, 2024, our Sponsor elected to convert 6,468,749 Founder Shares into Class A ordinary shares, on a one-to-one
basis, pursuant to the terms of the Amended and Restated Articles and Memorandum of Association of the Company. Our Sponsor currently holds one Founder Share.
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

8
4

Promissory Note — Related Party
On March 12, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest
bearing and is payable on the earlier of (i) December 31, 2022 (which was amended to September 30, 2022 on January 25, 2022) or (ii) the consummation of the Initial Public Offering. As of December 31, 2024, and 2023 there were no amounts outstanding on the Note and it is no longer available to the Company.
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
On December 8, 2023, the Company entered into a
non-interest
bearing convertible unsecured loan in the principal amount of up to $3,000,000 from the Sponsor to provide the Company with additional working capital and to fund the Extension Contributions. The Loan constitutes a Working Capital Loan as defined above. The loan does not bear any interest and will be repayable by the Company to the Sponsor upon the earlier of: (i) promptly after the date the business combination is consummated and (ii) May 12, 2025 (as amended). The portion of the Loan used to provide the Company with additional working capital will not be deposited into the Trust Account. If the Company does not consummate an Initial Business Combination during the Extension Period, the Loan will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Loan is convertible into Private Placement Warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants in connection with the initial public offering. The conversion option represents an embedded derivative under ASC
815-15,
“Embedded Derivatives.” The Company has determined that based on the valuation of its Private Placement Warrants and the fact that a Business Combination is not considered probable until such time as it is consummated, the value of this conversion option is de minimis. As of December 31, 2024, and 2023, there was $1,790,000 and $300,000 outstanding, respectively.
Due to Sponsor
The Sponsor has paid expenses on behalf of the Company prior to the Company’s Initial Public Offering. This amount is not interest bearing and due on demand by the Sponsor. As of December 31, 2024, and December 31, 2023, there was $151,557 and $231,834 due to Sponsor, respectively.
As a result of the Extraordinary General Meeting, the Sponsor agreed to contribute into the Company’s Trust Account the lessor of (x) an aggregate of $100,000 or (y) $0.025 per share for each Class A ordinary share included as a part of the Units sold in the Company’s IPO (including any shares issued in exchange thereof) that are not redeemed at the Extraordinary General Meeting for each monthly period (commencing on August 12, 2023 and ending on the 12th day of each subsequent month), or portion thereof, until the earlier of the completion of the Initial Business Combination or August 12, 2024. A
s
a result of the 2024 Extraordinary General Meeting, the Sponsor may extend the time period within which the Company must complete its Initial Business Combination for up to nine additional one-month
periods to May 12, 2025, by contributing $50,000 per month into the Company’s Trust Account until the earlier of the completion of the Initial Business Combination or May 12, 2025.
Promissory Note
On August 9, 2023, the Sponsor agreed to loan the Company an aggregate of up to $1,200,000 to cover expenses related to the Contributions (the “2023 Notes”). On August 12, 2024, the 2023 Notes were amended to increase the maximum aggregate amount for the Monthly Extension Payments to $1,650,000. The first draw was made on the aforementioned date for the amount of $100,000, with a further eight draws of $100,000 through September 30, 2024 and thereafter $150,000 drawn in October 2024 for quarter four and $150,000 drawn for the first quarter of 2025. The 2023 Notes are non-interest
bearing and are payable on the earlier of (i) May 12, 2025 (as amended), or (ii) the consummation of a Business Combination. Upon receiving notice of the closing of a Business Combination, the Sponsor shall convert the unpaid principal balance of the 2023 Notes into a number of non-transferable,
non-redeemable
ordinary shares of the Company equal to (x) the principal amount of the 2023 Notes being converted, divided by (y) the conversion price of $10.00, rounded up to the nearest whole number of shares. If the Company does not consummate an Initial Business Combination during the Extension Period, (i) the 2023 Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven, and (ii) the 2023 Notes will end up having no underlying value, and as a consequence, result in a loss of capital for ICE I Holdings Pte. Ltd. (the “Sponsor”) because the Sponsor has waived any and all rights to amounts contained in the Trust Account. As of December 31, 2024, and December 31, 2023, the outstanding principal balance was $1,600,000 and $500,000, respectively.

8
5

Administrative Services Agreement
Commencing on the date of the Initial Public Offering and until completion of the Company’s Initial Business Combination or liquidation, the Company makes a payment of a monthly fee of $10,000 to the Sponsor for office space, utilities and secretarial and administrative services provided to the Company. As of December 31, 2024, and December 31, 2023, there was $210,000 and $120,000 recorded in accrued expenses, respectively.
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

8
6

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

8
7

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
NOTE 8. SHAREHOLDERS’ DEFICIT
Preference Shares — The Company is authorized to issue up to 1,000,000 preference shares of $0.0001 par value. At December 31, 2024, and December 31, 2023, there were no preference shares issued or outstanding.
Class A Ordinary Shares — The Company is authorized to issue up to 479,000,000 Class A ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2024, and December 31, 2023, there were 1,475,380 and 9,789,446 Class A ordinary shares issued and outstanding, respectively.
Class B Ordinary Shares — The Company is authorized to issue up to 20,000,000 Class B ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2024, and December 31, 2023, there was 1 and 6,468,750 Class B ordinary shares issued and outstanding, respectively.
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

8
8

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
As of December 31, 2024, and December 31, 2023, investments held in the Trust Account were comprised of $17,518,993 and $108,031,746 in money market funds, which are invested primarily in U.S. Treasury Securities, respectively. During the years ended December 31, 2024, and December 31, 2023, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2024, and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 31, 2024	December 31, 2023
Assets:
Investments held in Trust Account – U.S. Treasury Securities
Money Market Fund	1	$17,518,993	$108,031,746
Liabilities:
Public Warrants	1	$258,750	$388,125
Private Placement Warrants	3	$321,750	$482,626
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
The following table provides quantitative information regarding Level 3 fair value measurements:

	December 31, 2024	December 31, 2023
	Private Placement Warrants	Private Placement Warrants
Stock Price	$11.80	$10.99
Exercise Price	$11.50	$11.50
Risk-free rate of interest	4.38%	3.84%
Volatility	5.4%	0.5%
Term	0.7 years	1.2 years

8
9

The Private Placement Warrants are valued using a Binomial Option Pricing model, which is considered to be a Level 3 fair value measurement. The fair value of Public Warrants issued in connection with the Initial Public Offering are measured based on the listed market price of such warrants, a Level 1 measurement.
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

Private Placement Warrants
Fair value as of December 31, 2022	$804,375
Change in fair value (1)	(321,750)

Fair value as of December 31, 2023	482,625
Change in fair value (1)	(160,875)

Fair Value as of December 31, 2024	$321,750

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the statements of operations.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

(2)	Financial Statement Schedules:

None.

(3)	The following Exhibits are filed as part of this report:

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date

1.1	Underwriting Agreement, dated May 9, 2022, by and between the Company and Credit Suisse Securities (USA) LLC, as representative of the underwriters.	8-K	001-41383	1.1	May 12, 2022

2.2	Business Combination Agreement, dated as of October 21, 2024	8-K	001-41383	2.1	October 23, 2024

2.3	Scheme Implementation Deed, dated as of October 21, 2024	8-K	001-41383	2.1	October 23, 2024

3.1	Memorandum and Articles of Association	S-1	333-257090	3.1	April 29, 2022

3.2	Amended and Restated Memorandum and Articles of Association	8-K	001-41383	3.1	May 12, 2022

3.3	Form of Amendments to the Amended and Restated Memorandum and Articles of Association	DEF 14A	001-41383	A	July 30, 2024

3.4	Amendment to the Amended and Restated Memorandum and Articles of Association, dated October 15, 2024	8-K	001-41383	3.1	October 17, 2024

4.1	Specimen Unit Certificate of Investcorp AI Acquisition Corp.	S-1	333-257090	4.1	April 29, 2022

4.2	Specimen Ordinary Share Certificate of Investcorp AI Acquisition Corp.	S-1	333-257090	4.2	April 29, 2022

4.3	Specimen Warrant Certificate of Investcorp AI Acquisition Corp.	S-1	333-257090	4.3	April 29, 2022

4.5	Warrant Agreement, dated as of May 9, 2022, between Investcorp AI Acquisition Corp. and Continental Stock Transfer & Trust Company	8-K	001-41383	4.1	May 12, 2022

4.6	Description of Securities	10-K	001-41383	4.6	April 17, 2023

10.1	Investment Management Trust Agreement, dated as of May 9, 2022, between the Company and Continental Stock Transfer & Trust Company	8-K	001-41383	10.2	May 12, 2022

10.2	Registration Rights Agreement, dated as of May 9, 2022, between the Company and ICE I Holdings Pte. Ltd.	8-K	001-41383	10.3	May 12, 2022

10.3	Private Placement Warrants Purchase Agreement, dated as of May 9, 2022, between the Company and ICE I Holdings Pte. Ltd.	8-K	001-41383	10.4	May 12, 2022

10.4	Indemnity Agreement, dated as of May 9, 2022, between the Company and Nikhil Kalghatgi	8-K	001-41383	10.5	May 12, 2022

10.5	Indemnity Agreement, dated as of May 9, 2022, between the Company and Dean Clinton	8-K	001-41383	10.6	May 12, 2022

10.6	Indemnity Agreement, dated as of May 9, 2022, between the Company and Rishi Kapoor	8-K	001-41383	10.7	May 12, 2022

10.7	Indemnity Agreement, dated as of May 9, 2022, between the Company and Kunal Bahl	8-K	001-41383	10.8	May 12, 2022

10.8	Indemnity Agreement, dated as of May 9, 2022, between the Company and Girish Vanvari	8-K	001-41383	10.9	May 12, 2022

10.9	Indemnity Agreement, dated as of May 9, 2022, between the Company and Ashwini Asokan	8-K	001-41383	10.10	May 12, 2022

10.10	Indemnity Agreement, dated as of May 9, 2022, between the Company and Manpreet Singh	8-K	001-41383	10.11	May 12, 2022

10.11	Letter Agreement, dated as of May 9, 2022, among the Company, ICE I Holdings Pte. Ltd. and the directors and officers of the Company	8-K	001-41383	10.1	May 12, 2022

10.12	Administrative Services Agreement, dated as of May 9, 2022, between the Company and ICE I Holdings Pte. Ltd.	S-1	333-257090	10.6	April 29, 2022

10.13	Promissory Note, dated as of March 12, 2021, issued to ICE I Holdings Pte. Ltd.	S-1	333-257090	10.6	April 29, 2022

10.14	Amended and Restated Promissory Note, dated as of January 25, 2022, issued to ICE I Holdings Pte. Ltd.	S-1	333-257090	10.8	April 29, 2022

10.15	Securities Subscription Agreement, dated March 12, 2021, between the Company and ICE I Holdings Pte. Ltd.	S-1	333-257090	10.7	April 29, 2022

10.16	Convertible Promissory Note, dated as of December 8, 2023, by and between the Company and ICE I Holdings Pte.	8-K	001-41383	10.1	December 8, 2023

10.17	Sponsor Support Agreement, dated October 21, 2024	8-K	001-41383	10.1	October 23, 2024

10.18	Sponsor Lock-Up Agreement, dated October 21, 2024	8-K	001-41383	10.2	October 23, 2024

10.19	Sponsor Affiliate Subscription Agreement, dated October 21, 2024	8-K	001-41383	10.3	October 23, 2024

14.1	Code of Ethics of Investcorp AI Acquisition Corp.	S-1	333-257090	14	April 29, 2022

24.1*	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Investcorp AI Acquisition Corp. Clawback Policy	10-K	001-41383	97.1	April 17, 2024

101.INS	Inline XBRL Instance Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 16th day of April, 2025.

INVESTCORP AI ACQUISITION CORP.

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

Signature	Position	Date

/s/ Nikhil Kalghatgi	Principal Executive Officer and Director	April 16, 2025
Nikhil Kalghatgi	(Principal Executive Officer)

/s/ Dean Clinton	Principal Financial Officer (Principal	April 16, 2025
Dean Clinton	Financial Officer and Principal
Accounting Officer)

/s/ Rishi Kapoor	Director	April 16, 2025
Rishi Kapoor

/s/ Kunal Bahl	Director	April 16, 2025
Kunal Bahl

/s/ Girish Vanvari	Director	April 16, 2025
Girish Vanvari

/s/ Ashwini Asokan	Director	April 16, 2025
Ashwini Asokan

/s/ Manpreet Singh	Director	April 16, 2025
Manpreet Singh

/s/ Nikhil Kalghatgi
Nikhil Kalghatgi
Attorney-In-Fact