Form 10-Q
period 2025-03-31
Investcorp AI Acquisition Corp.
filed 2025-05-15
CIK 1852889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31
, 2025

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
(302)
738-7210
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant each at an exercise price of $11.50 per share	IVCAU	Class A ordinary shares, par value $0.0001 per share Redeemable warrants, each warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share N/A IVCA N/A IVCAW N/A

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
of the Exchange Act). Yes ☒ No ☐
As of May 15, 2025 there were 6,494,771 Class A ordinary shares, par value $0.0001, and 1 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

INVESTCORP AI ACQUISITION CORP

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
INVESTCORP AI ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2025 (Unaudited)	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$184,577	$1,032,598
Prepaid expenses	63,750	—

Total current assets	248,327	1,032,598
Cash and securities held in Trust Account	17,852,573	17,518,993

Total Assets	$18,100,900	$18,551,591

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,174,218	$1,584,416
Working Capital Loan - Sponsor	1,790,000	1,790,000
Convertible Promissory Note - Sponsor	1,600,000	1,450,000
Due to Sponsor	209,623	301,557

Total current liabilities	4,773,841	5,125,973
Warrant liability	580,501	580,501

Total Liabilities	5,354,342	5,706,474

Commitments and Contingencies (Note 6)
Class A ordinary shares; 1,475,380 shares subject to possible redemption at $12.10 and $11.87 per share as of March 31, 2025 and December 31, 2024, respectively	17,852,573	17,518,993
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 6,468,749 shares issued and outstanding	647	647
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1 share issued and outstanding	—	—
Additional paid in capital	—	—
Accumulated deficit	(5,106,662)	(4,674,523)

Total Shareholders’ Deficit	(5,106,015)	(4,673,876)

TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$18,100,900	$18,551,591

The accompanying notes are an integral part of the unaudited condensed financial statements.

INVESTCORP AI ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Formation costs and operating expenses	$282,139	$194,117

Loss from operations	(282,139)	(194,117)

Other income (expense):
Interest earned on marketable securities held in Trust Account	183,580	1,399,396
Change in FV of warrant liability	—	(870,750)

Other income, net	183,580	528,646
Net (loss) income	$(98,559)	$334.529

Weighted average shares outstanding of Class A ordinary shares redeemable shares	1,475,380	9,789,446

Basic and diluted net (loss) income per ordinary share, Class A ordinary shares redeemable shares	$(0.01)	$0.02

Weighted average shares outstanding of Class A and B ordinary shares non-redeemable shares	6,468,750	6,468,750

Basic and diluted net (loss) income per ordinary share, Class A and B ordinary shares non-redeemable shares	$(0.01)	$0.02

The accompanying notes are an integral part of the unaudited condensed financial statements.

INVESTCORP AI ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2025
(UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	6,468,749	$647	1	$—	$—	$(4,674,523)	$(4,673,876)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(333,580)	(333,580)
Net loss	—	—	—	—	—	(98,559)	(98,559)

Balance – March 31, 2025	6,468,749	$647	1	$—	$—	$(5,106,662)	$(5,106,015)

INVESTCORP AI ACQUISITION CORP
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2024
(UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023	—	$—	6,468,750	$647	$—	$(2,065,899)	$(2,065,252)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(1,699,396)	(1,699,396)
Net Income	—	—	—	—	—	334,529	334,529

Balance – March 31, 2024	—	$—	6,468,750	$647	$—	$(3,430,766)	$(3,430,119)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INVESTCORP AI ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(98,559)	$334,529
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of Warrant Liability	—	870,750
Interest earned on marketable securities held in trust account	(183,580)	(1,399,396)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(63,750)	125,456
Accounts payable and accrued expenses	(410,198)	(13,943)
Due to Sponsor	(91,934)	(98,990)

Net cash used in operating activities	(848,021)	(181,594)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(150,000)	(300,000)

Net cash used in investing activities	(150,000)	(300,000)

Cash Flows from Financing Activities:
Proceeds from convertible promissory notes - Sponsor	150,000	300,000

Net cash provided by financing activities	150,000	300,000

Net Change in Cash	(848,021)	(181,594)
Cash - Beginning of period	1,032,598	276,777

Cash - End of period	$184,577	$95,183

Supplemental Disclosure of Non-cash Financing Activities:
Accretion of Class A ordinary shares subject to possible redemption	$333,580	$1,699,396

The accompanying notes are an integral part of the unaudited condensed financial statements.

INVESTCORP AI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2025
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
As of March 31, 2025, and for the period from February 19, 2021 (inception) through March 31, 2025, the Company had not yet commenced any operations. All activities for the period from February 19, 2021 (inception) through March 31, 2025, relate to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”) and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
,
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
On August 11, 2023, shareholders of the Company held the 2023 extraordinary general meeting of shareholders (the “2023 Extraordinary General Meeting”). At the 2023 Extraordinary General Meeting, the Company’s shareholders approved the proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to give the Company the right to extend the date by which it has to consummate a business combination from August 12, 2023 to August 12, 2024. At the 2023 Extraordinary General Meeting, holders of 16,085,554 shares of Class A ordinary shareholders exercised their right to redemption at a per share redemption price of approximately $10.74. On August 18, 2023, a total of $172,774,717 in redemption payments were made in connection with this redemption. Following the redemption, the Company had a total of 9,789,446 shares of Class A ordinary shares outstanding.
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
On August 12, 2024, the Company held the 2024 Extraordinary General Meeting and approved a proposal, by special resolution, to amend the Company’s amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate a business combination for an additional nine months from August 12, 2024 to May 12, 2025. In connection with the vote to extend the date by which the Company has to consummate a business combination, the holders of 8,314,066 Class A Ordinary shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $11.40 per share, for an aggregate redemption amount of approximately $95,447,584. Following the redemption, the Company had a total of 1,475,380 shares of Class A ordinary shares outstanding. As a result of the 2024 Extraordinary Meeting, the Sponsor may extend the time period within which the Company must complete its Initial Business Combination for up to nine additional one-month
periods to May 12, 2025, by contributing $50,000 per month into the
Company
’s Trust Account until the earlier of the
completion
of the Initial B
usines
s Combination or May 12, 2025.
On April 24, 2025, the Company filed a definitive proxy statement in connection with an upcoming annual general meeting of its shareholders to, among other things, seek an extension of the Initial Business Combination period from May 12, 2025 to May 12, 2027 (“Combination Period”). On May 12, 2025, shareholders of the Company held the 2025 extraordinary general meeting of shareholders (the “2025 Extraordinary General Meeting”). At the 2025 Extraordinary General Meeting, the Company’ shareholders approved the proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to give the Company the right to extend the date by which it has to consummate a business combination from May 12, 2025 to May 12, 2027. At the 2025 Extraordinary General Meeting, holders of 1,449,359 shares of Class A ordinary shareholders exercised their right to redemption at a per share redemption price of approximately $12.09, for an aggregate redemption amount of approximately $17,521,050. As a result of the 2025 Extraordinary Meeting, the Sponsor may extend the time period within which the Company must complete its Initial Business Combination for up to twenty-four additional one-month periods to May 12, 2027 without extension fees.
On December 8, 2023, the Company entered into a non-interest bearing convertible unsecured loan (“Working Capital Loan” - see Note 5) in the principal amount of up to
$3,000,000
from the Sponsor to provide the Company with additional working capital and to fund the required amount to deposit into the Company’s Trust Account to extend the date by which the Company has to consummate a business combination (“Extension Contribution”). The portion of the Working Capital Loan used to provide the Company with additional working capital will not be deposited into the Trust Account. If the Company does not consummate an Initial Business Combination during the Combination Period, the Loan will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Working Capital Loan is convertible into Private Placement Warrants at a price of
$1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants in connection with the initial public offering. The conversion option represents an embedded derivative under ASC
815-15,
“Embedded Derivatives.” The Company has determined that based on the valuation of its Private Placement Warrants and the fact that a Business Combination is not considered probable until such time as it is consummated, the value of this conversion option is de minimis.

If the Company is unable to complete a Business Combination prior to May 12, 202
7
, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of applicable law. In the event the Company does not complete a Business Combination within the Combination Period and, in such event, the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Public Initial Offering price per Unit of $10.00.
The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.30 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the day of liquidation of the Trust Account, if less than $10.30 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe
s
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
December 31, 2024.
On November 4, 2024, the Company received a notification letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company’s listed securities fail to comply with the minimum of
$50,000,000
market value of listed securities (“MVLS”) requirement for continued listing on the Nasdaq Global Market in accordance with Nasdaq Listing Rule 5450(b)(3)(A) (the “Rule”) based upon the Company’s MVLS from September 27, 2024 to November 27, 2024. On March 5, 2025, the Company received a notification letter from the Staff notifying the Company that the Company is not in compliance with a continued listing standard from Nasdaq under Listing Rule 5620(a) for failing to hold an annual meeting of stockholders within the required twelve-month period from the end of the Company’s fiscal year. On April 29, 2025, the Company received a letter from the Staff stating that, pursuant to Nasdaq Listing
Rule IM-5101-2
(“Rule
IM-5101-2”),
the Staff had determined that (i) the Company’s securities will be delisted from Nasdaq, (ii) trading of the Company’s ordinary shares, warrants, and units will be suspended at the opening of business on May 6, 2025 and (iii) a Form
25-NSE
will be filed with the SEC, which will remove the Company’s securities from listing and registration on Nasdaq. Under Rule
IM-5101-2,
a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. Following suspension of trading on Nasdaq, the Company’s ordinary shares, units and warrants are trading on the OTC Markets under the tickers “IVCA,” “IVCAU,” and “IVCAW,” respectively. There may be a very limited market in which the Company’s securities are traded, and the trading price of the Company’s securities may be adversely affected. The Company can provide no assurance that its securities will continue to trade on this market, whether broker-dealers will continue to provide public quotes of its securities on this market, or whether the trading volume of its securities will be sufficient to provide for an efficient trading market for existing and potential holders of its securities.

Liquidity, Capital Resources, and Going Concern Consideration
As of March 31, 2025, the Company had $184,577 in cash and a working capital deficit of $4,525,514.
The Company’s liquidity needs up to March 31, 2025, had been satisfied by funds from the Sponsor to cover certain offering expenses. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor has provided the Company a Working Capital Loan, as defined below (see Note 5). As of March 31, 2025 and December 31, 2024,
$1,790,000
was outstanding under the Working Capital Loan.
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
In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. The liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that this financial statement is issued. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
Risks and Uncertainties
The Inflation Reduction Act of 2022, enacted in August 2022, imposes a 1% excise tax on the fair market value of stock repurchased by “covered corporations” beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its shareholders. Because we are a “blank check” Cayman Islands corporations with no subsidiaries or previous merger or acquisition activity, the Company is not currently a “covered corporation” for this purpose. The amount of the Excise Tax is generally equal to 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, there are certain other exceptions to the Excise Tax. The U.S. Department of the Treasury has been given authority to issue regulations or other guidance to carry out, and to prevent the avoidance of, the Excise Tax. The Treasury and the IRS recently have issued preliminary guidance regarding the application of this excise tax, but there can be no assurance that this guidance will be finally adopted in its current form. A repurchase that occurs in connection with a business combination with a U.S. target company might be subject to the Excise Tax, depending on the structure of the business combination and other transactions that might be engaged in during the relevant year.

Various social and political circumstances in the U.S. and around the world, including tariff policies of the United States and other countries, rising trade tensions between the U.S. and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, may contribute to increased market volatility and economic uncertainties or deterioration in the U.S.
and
worldwide.
As a result of these circumstances and the ongoing Russia/Ukraine, Hamas/Israel conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of March 31, 2025 and December 31, 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $184,577 and $1,032,598 of cash and no cash equivalents as of March 31, 2025, and December 31, 2024, respectively.
Cash and Securities Held in Trust Account
As of March 31, 2025 and December 31, 2024, the Company had $17,852,573 and $17,518,993, respectively, held in money market funds, which are invested primarily in U.S. Treasury Securities.
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Income (loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings per Share”. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if warrants were to be exercised or converted or otherwise resulted in issuance of Ordinary Shares that then shared in the earnings of the entity. As the exercise of the warrants are contingent upon the completion of a business combination, they have not been included in the calculation of diluted net income (loss) per share. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following tables reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except share amounts) for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025		2024
	Class A	Class A and B	Class A	Class A and B
	Ordinary Redeemable Shares	Ordinary Non-redeemable Shares	Ordinary Redeemable Shares	Ordinary Non-redeemable Shares
Basic and diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income	$(18,304)	$(80,255)	$201,428	$133,101
Denominator:
Basic and diluted weighted average shares outstanding	1,475,380	6,468,750	9,789,446	6,468,750

Basic and diluted net (loss) income per ordinary share	$(0.01)	$(0.01)	$0.02	$0.02

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

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as stockholders’ equity. As of March 31, 2025 there were 1,475,380
Class A ordinary shares, which feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, these Class A ordinary shares (excluding
 6,468,749 shares converted from Class B) are subject to possible redemption and is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital (to the extent available) and accumulated deficit.
As of March 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Class A ordinary shares subject to possible redemption at December 31, 2022	$270,278,722
Plus:
Accretion of carrying value to redemption value	10,527,741
Less:
Shares redeemed in August 2023	(172,774,717)

Class A ordinary shares subject to possible redemption at December 31, 2023	$108,031,746
Plus:
Accretion of carrying value to redemption value	4,934,831
Less:
Shares redeemed in August 2024	(95,447,584)

Class A ordinary shares subject to possible redemption at December 31, 2024	$17,518,993
Plus:
Accretion of carrying value to redemption value	333,580

Class A ordinary shares subject to possible redemption at March 31, 2025	$17,852,573

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
Recently Issued Accounting Standards
In December 2023, the FASB issued ASU
No. 2023-09,
Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU
2023-09
requires additional quantitative and qualitative income tax disclosures to enable financial statements users better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. For public business entities, ASU
2023-09
is effective for annual periods beginning after December 15, 2024, which will be fiscal 2025 for the Company. Management expects the adoption of this guidance to result in disclosure changes only.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 25,875,000 Units at a purchase price of $10.00 per Unit. Each Unit consisted of one Class A ordinary share, $0.0001 par value, and one-half
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note
7
).

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
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On March 12, 2021, the Company issued an aggregate of 7,187,500 Class B ordinary shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. In March 2022, the Sponsor surrendered, for no consideration, 718,750 founder shares, resulting in the Sponsor holding 6,468,750 founder shares for an aggregate purchase price of $25,000 or approximately $0.0039 per share. The Founder Shares include
d
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
On August 12, 2024,
the
Sponsor elected to convert 6,468,749 Founder Shares into Class A ordinary shares, on a one-to-one
basis, pursuant to the terms of the Amended and Restated Articles and Memorandum of Association of the Company. The Sponsor currently holds one Founder Share.
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
Working Capital Loan
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Such Working Capital Loan would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to
$3,000,000
of notes may be converted upon consummation of a Business Combination into warrants at a price of
$1.00
per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loan, but no proceeds held in the Trust Account would be used to repay the Working Capital Loan.
On December 8, 2023, the Company entered into a
non-interest
bearing convertible unsecured loan in the principal amount of up to
$3,000,000
from the Sponsor to provide the Company with additional working capital and to fund the Extension Contributions. The loan constitutes a Working Capital Loan as defined above. The loan does not bear any interest and will be repayable by the Company to the Sponsor upon the later of: (i) promptly after the date the business combination is consummated and (ii) May 12, 2027 (as amended). The portion of the loan used to provide the Company with additional working capital will not be deposited into the Trust Account. If the Company does not consummate an Initial Business Combination during the Combination Period, the loan will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The loan is convertible into Private Placement Warrants at a price of
$1.00
per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants in connection with the initial public offering. The conversion option represents an embedded derivative under ASC
815-15,
“Embedded Derivatives.” The Company has determined that based on the valuation of its Private Placement Warrants and the fact that a Business Combination is not considered probable until such time as it is consummated, the value of this conversion option is de minimis. As of March 31, 2025 and December 31, 2024, there was
$
1,790,000
outstanding under the Working Capital Loan.

Due to Sponsor
The Sponsor has paid expenses on behalf of the Company. This amount is not interest bearing and due on demand by the Sponsor. As of March 31, 2025 and December 31, 2024, there were $209,623 and $301,557 due to Sponsor, respectively.
Convertible Promissory Note - Sponsor
On August 9, 2023, the Sponsor agreed to loan the Company an aggregate of up to $1,200,000 to cover expenses related to the
Extension
Contributions (the “2023 Notes”). On August 12, 2024, the 2023 Notes were amended to increase the maximum aggregate amount for the
m
onthly Extension
Contributions
 to $1,650,000. The first draw was made on the aforementioned date for the amount of $100,000, with a further eight draws of $100,000 through September 30, 2024 and thereafter $150,000 drawn in October 2024 for fourth
quarter
of 2024
and $150,000 drawn for the first quarter of 202
5
. The 2023 Notes are
non-interest
bearing and are payable on the later of (i) May 12, 202
7
(as amended), or (ii) the consummation of a Business Combination. Upon receiving notice of the closing of a Business Combination, the Sponsor shall convert the unpaid principal balance of the 2023 Notes into a number of non-transferable,
non-redeemable
ordinary shares of the Company equal to (x) the principal amount of the 2023 Notes being converted, divided by (y) the conversion price of $10.00, rounded up to the nearest whole number of shares. If the Company does not consummate an Initial Business Combination during the
Co
mbination
 Period, (i) the 2023 Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven, and (ii) the 2023 Notes will end up having no underlying value, and as a consequence, result in a loss of capital for the Sponsor because the Sponsor has waived any and all rights to amounts contained in the Trust Account. As of March 31, 2025 and December 31, 2024, the outstanding principal balance was $1,600,000 and $1,450,000, respectively.
Administrative Services Agreement
Commencing on the date of the Initial Public Offering and until completion of the Company’s initial business combination or liquidation, the Company will make a payment of a monthly fee of $10,000 to the Sponsor for office space, utilities and secretarial and administrative services provided to the Company. As of March 31, 2025 and December 31, 2024, there was $240,000 and $210,000 recorded in accrued expenses, respectively.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Registration Rights
The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loan and Convertible Promissory Note (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement to be signed on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A ordinary shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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

The Private Placement Warrants are identical to the Public Warrants included in the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the ordinary shares issuable upon the exercise of the Private Placement Warrants are not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public
Warrants
.
NOTE 8. SHAREHOLDERS’ DEFICIT
Preference Shares
- The Company is authorized to issue 1,000,000 preference shares of $0.0001 par value. As of March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
- The Company is authorized to issue up to 479,000,000 Class A ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share.
As of
March 31, 2025 and December 31, 2024, there were
 7,944,129 and
1,475,380 Class A ordinary shares issued and outstanding.
Class
 B Ordinary Shares
- The Company is authorized to issue up to 20,000,000 Class B ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share.
On August 12, 2024, the Sponsor elected to convert 6,468,749 Founder Shares into Class A ordinary shares, on a one-to-one basis, pursuant to the terms of the Amended and Restated Articles and Memorandum of Association of the Company. At March 31, 2025 and December 31, 2024, there was one
Class B ordinary share issued and outstanding
.
On March 22, 2022, the Sponsor surrendered, for no consideration, 718,750 Class B ordinary shares, resulting in the Sponsor holding 6,468,750 Founder Shares issued and outstanding, of which an aggregate of up to 843,750 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted
basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriter’s election to exercise their over-allotment option simultaneously with the Initial Public Offering, 843,750 Founder Shares are no longer subject to forfeiture.
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
As of March 31, 2025 and December 31, 2024, investments held in the Trust Account were comprised of $17,852,573 and $17,518,993 in money market funds, which are invested primarily in U.S. Treasury Securities, respectively. During the three months ended March 31, 2025 and 2024, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2025	December 31, 2024
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$17,852,573	$17,518,993
Liabilities:
Public Warrants	1	$—	$258,750
Public Warrants	2	$258,750	—
Private Warrants	3	$321,750	$321,750
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. During the three months ended March 31, 2025, Public Warrants were transferred from level 1 to Level 2 due to low level of trading activities.
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
The following table provides quantitative information regarding Level 3 fair value measurements:

	March 31, 2025	December 31, 2024
	Private Warrants	Private Warrants
Stock Price	$12.04	$11.80
Exercise Price	$11.50	$11.50
Risk-free rate of interest	4.01%	4.38%
Volatility	6.44%	5.4%
Term	6 years	0.7 years
The Private Placement Warrants were initially and subsequently valued using a Binomial Option Pricing model, which is considered to be a Level 3 fair value measurement. The fair value of Public Warrants issued in connection with the Initial Public Offering were initially measured using a Binomial Option Pricing model and at March 31, 2025 and December 31, 2024 are measured based on the listed market price of such warrants, a Level 1 measurement.
The Binomial Option Pricing model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of Private Placement Warrants which was derived from observable warrant pricing on comparable ‘blank check’ companies without an identified target.

The following table presents a summary of the changes in the fair value of the Private Placement Warrants, Level 3 liabilities, measured on a recurring basis.

Fair value as of December 31, 2022	$804,375
Change in fair value (1)	(321,750)

Fair value as of December 31, 2023	482,625
Change in fair value (1)	(160,875)

Fair value as of December 31, 2024	321,750
Change in fair value (1)	—

Fair value as of March 31, 2025	$321,750

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the statements of operations.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the condensed financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than as previously disclosed.

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

On April 24, 2025, the Company filed a definitive proxy statement in connection with an upcoming annual general meeting of its shareholders to, among other things, seek an extension of the Initial Business Combination period from May 12, 2025 to May 12, 2027 (“Combination Period”). On May 12, 2025, shareholders of the Company held the 2025 Extraordinary General Meeting. At the 2025 Extraordinary General Meeting, the Company’ shareholders approved the proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to give the Company the right to extend the date by which it has to consummate a business combination from May 12, 2025 to May 12, 2027. At the 2025 Extraordinary General Meeting, holders of 1,449,359 shares of Class A ordinary shareholders exercised their right to redemption at a per share redemption price of approximately $12.09, for an aggregate redemption amount of approximately $17,521,050.. As a result of the 2025 Extraordinary Meeting, the Sponsor may extend the time period within which the Company must complete its Initial Business Combination for up to twenty-four additional one-month periods to May 12, 2027 without extension fees.

On April 29, 2025, the Company received a letter from the Staff stating that, pursuant to Nasdaq Listing Rule IM-5101-2 (“Rule IM-5101-2”), stating that the Staff had determined that (i) the Company’s securities will be delisted from Nasdaq, (ii) trading of the Company’s ordinary shares, warrants, and units will be suspended at the opening of business on May 6, 2025 and (iii) a Form 25-NSE will be filed with the SEC, which will remove the Company’s securities from listing and registration on Nasdaq. Under Rule IM-5101-2, a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. Following suspension of trading on Nasdaq, the Company’s ordinary shares, units and warrants will be eligible to trade on the OTC Markets under the tickers “IVCA,” “IVCAU,” and “IVCAW,” respectively. There may be a very limited market in which the Company’s securities are traded, and the trading price of the Company’s securities may be adversely affected. The Company can provide no assurance that its securities will continue to trade on this market, whether broker-dealers will continue to provide public quotes of its securities on this market, or whether the trading volume of its securities will be sufficient to provide for an efficient trading market for existing and potential holders of its securities.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from February 19, 2021 (inception) through March 31, 2025, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and after our Initial Public Offering, identifying target companies for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended March 31, 2025, we had net loss of $98,559, which consists of operating costs of $282,139, partially offset by interest earned from marketable securities held in the Trust Account of $183,580. There was no change in fair value of warrants. For the three months ended March 31, 2024, we had net income of $334,529, which consists of operating costs of $194,117, offset by interest earned from marketable securities held in the Trust Account of $1,399,396 and change in fair value of warrants of $870,750.

Liquidity, Capital Resources, and Going Concern Consideration

As of March 31, 2025, the Company had $184,577 in cash and a working capital deficit of $4,525,515.

For the three months ended March 31, 2025, cash used in operating activities was $848,021. Net loss of $98,559 was partially offset by interest income of $183,580. Changes in operating assets and liabilities used $565,882 of cash for operating activities.

For the three months ended March 31, 2024, cash used in operating activities was $181,594. Net income of $334,529 was affected by a gain on the change in the fair value of the warrant liability of $870,750 and interest income of $1,399,396. Changes in operating assets and liabilities used $12,523 of cash for operating activities.

For the three months ended March 31, 2025, net cash used in investing activities was $150,000 as compared to $300,000 of cash used in the same period in 2024. The cash provided during the three months ended March 31, 2025, was mainly driven by the decrease of extension fees deposited into the Trust Account as compared to the same period in 2024.

For the three months ended March 31, 2025, net cash provided by financing activities was $150,000 as compared to $300,000 of cash received in the same period in 2024. This is primarily attributable to decrease of proceeds from Convertible Promissory Note – Sponsor of $150,000 as compared to $300,000 for the same period in 2024.

As of March 31, 2025, we had cash held in the Trust Account of $17,852,573. During the three months ended March 31, 2025, we have earned $183,580 of interest income from the Trust Account.

We intend to use substantially all of the funds held the Trust Account to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2025, we had cash of $184,577 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loan”). Such Working Capital Loan would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $3,000,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loan but no proceeds held in the Trust Account would be used to repay the Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. Management has determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of March 31, 2025 and December 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than described below:

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loan (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants) will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Working Capital Loan

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loan”). Such Working Capital Loan would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $3,000,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loan, but no proceeds held in the Trust Account would be used to repay the Working Capital Loan.

On December 8, 2023, the Company entered into a non-interest bearing convertible unsecured loan in the principal amount of up to $3,000,000 from the Sponsor to provide the Company with additional working capital and to fund the required amount to deposit into the Company’s Trust Account to extend the date by which the Company has to consummate a business combination (“Extension Contributions”). The loan does not bear any interest and will be repayable by the Company to the Sponsor upon the earlier of (i) promptly after the date the business combination is consummated and (ii) May 12, 2027 (as amended). The portion of the loan used to provide the Company with additional working capital will not be deposited into the Trust Account. If the Company does not consummate an initial business combination during the Combination Period, the Loan will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Loan is convertible into private placement warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants in connection with the initial public offering. The conversion option represents an embedded derivative under ASC 815-15, “Embedded Derivatives.” The Company has determined that based on the valuation of its Private Placement Warrants and the fact that a Business Combination is not considered probable until such time as it is consummated, the value of this conversion option is de minimis. As of March 31, 2025 and December 31, 2024, there was $1,790,000 outstanding under the Working Capital Loan.

Convertible Promissory Note—Sponsor

On August 9, 2023, the Sponsor agreed to loan the Company an aggregate of up to $1,200,000 to cover expenses related to the Extension Contributions (the “2023 Notes”). On August 12, 2024, the 2023 Notes were amended to increase the maximum aggregate amount for the monthly Extension Contributions to $1,650,000. The first draw was made on the aforementioned date for the amount of $100,000, with a further eight draws of $100,000 through September 30, 2024 and thereafter $150,000 drawn in October 2024 for the fourth quarter of 2024 and $150,000 drawn for the first quarter of 2025. The 2023 Notes are non-interest bearing and are payable on the later of (i) May 12, 2027 (as amended), or (ii) the consummation of an Initial Business Combination. Upon receiving notice of the closing of an Initial Business Combination, the Sponsor shall convert the unpaid principal balance of the 2023 Notes into a number of non-transferable, non-redeemable ordinary shares of the Company equal to (x) the principal amount of the 2023 Notes being converted, divided by (y) the conversion price of $10.00, rounded up to the nearest whole number of shares. If the Company does not consummate an Initial Business Combination during the Combination Period, (i) the 2023 Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven, and (ii) the 2023 Notes will end up having no underlying value, and as a consequence, result in a loss of capital for the Sponsor because the Sponsor has waived any and all rights to amounts contained in the Trust Account. As of March 31, 2025 and December 31, 2024, the outstanding principal balance was $1,600,000 and $1,450,000, respectively.

Administrative Services Agreement

Commencing on the date of the Initial Public Offering and until completion of the Company’s initial business combination or liquidation, the Company will make a payment of a monthly fee of $10,000 to the Sponsor for office space, utilities and secretarial and administrative services provided to the Company. As of March 31, 2025 and December 31, 2024, there was $240,000 and $210,000 recorded in accrued expenses, respectively.

Critical Accounting Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following as its critical accounting estimate:

Warrants

We account for the warrants issued in connection with the IPO in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to fair value, with the change in fair value recognized in our consolidated statements of operations.

In determining the fair value of the Private Placement Warrants assumptions related to expected share-price volatility, expected life and risk-free interest rate are utilized. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants.

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional quantitative and qualitative income tax disclosures to enable financial statements users to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. For public business entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024, which will be fiscal 2025 for the Company. Management expects the adoption of this guidance to result in disclosure changes only.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our current chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025, as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act.

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

Based on this evaluation, our chief executive officer and chief financial officer have concluded that, during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2025, because of an identified material weakness in our internal control over financial reporting. The material weakness identified relates to an ineffective review control to prevent or detect a material misstatement, which resulted in a material adjustment to accrued expenses in relation to the filing of its Form 8-K on May 26, 2022 and an over accrual of legal fees in the year ended December 31, 2023.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in (i) our final prospectus for our Initial Public Offering filed with the SEC on May 10, 2022, and (ii) our annual report on Form 10-K filed with the SEC on April 16, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in (i) our final prospectus for our Initial Public Offering filed with the SEC on May 10, 2022 or (ii) our annual report on Form 10-K filed with the SEC on April 16, 2025, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
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

INVESTCORP AI ACQUISITION CORP

/s/ Nikhil Kalghatgi	May 15, 2025
Name: Nikhil Kalghatgi Title: Principal Executive Officer

/s/ Dean Clinton	May 15, 2025
Name: Dean Clinton Title: Principal Financial Officer and Principal Accounting Officer