Form 10-Q
period 2025-06-30
Investcorp AI Acquisition Corp.
filed 2025-08-14
CIK 1852889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
(
302
)
738-7210
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	IVCAUF	The OTC Markets – Pink Sheets
Class A ordinary shares, par value $0.0001 per share	IVCAF	The OTC Markets – Pink Sheets
Redeemable warrants, each warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	IVCAWF	The OTC Markets – Pink Sheets

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
of the Exchange Act).
Yes
 ☒ No ☐
As of August 14, 2025 there were 6,494,771 Class A ordinary shares, par value $0.0001, and 1 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

INVESTCORP INDIA ACQUISITION CORP

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
INVESTCORP AI ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$977,227	$1,032,598
Prepaid expenses	98,840	$—

Total Current Assets	1,076,067	1,032,598
Investments held in Trust Account	473,146	17,518,993

Total Assets	$1,549,213	$18,551,591

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$1,317,216	$1,584,416
Working Capital Loan-Sponsor	2,836,172	1,790,000
Convertible Promissory Note-Sponsor	1,650,000	1,450,000
Due to Sponsor	161,324	301,557

Total Current Liabilities	5,964,712	5,125,973
Warrant liability	870,751	580,501

Total Liabilities	6,835,463	5,706,474

Commitments (see Note 6)
Class A ordinary shares; 26,021 and 1,475,380 shares subject to possible redemption at $18.18 and $11.87 per share at June 30, 2025 and December 31, 2024, respectively	473,146	17,518,993
Shareholders’ Deficit
Preference shares , $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 6,468,749 issued and outstanding	647	647
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1 share issued and outstanding	—	—
Accumulated deficit	(5,760,043)	(4,674,523)

Total Shareholders’ Deficit	(5,759,396)	(4,673,876)

TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$1,549,213	$18,551,591

The accompanying notes are an integral part of the unaudited condensed financial statements

INVESTCORP AI ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Formation costs and operating expenses	$313,131	$319,152	$595,270	$513,267

Loss from operations	(313,131)	(319,152)	(595,270)	(513,267)
Other income (expense):
Interest earned on investments held in Trust Account	91,623	1,419,899	275,203	2,819,293
Change in FV of warrant liability	(290,250)	580,500	(290,250)	(290,250)

Other (expense) income, net	(198,627)	2,000,399	(15,047)	2,529,043

Net (loss) income	$(511,758)	$1,681,247	$(610,317)	$2,015,776

Weighted average shares outstanding of Class A ordinary shares redeemable shares	631,248	9,789,446	1,050,982	9,789,446

Basic and diluted net (loss) income per ordinary share, Class A ordinary shares redeemable shares	$(0.07)	$0.10	$(0.08)	$0.12

Weighted average shares outstanding of Class A and Class B ordinary shares non-redeemable shares	6,468,750	6,468,750	6,468,750	6,468,750

Basic and diluted net (loss) income per ordinary share, Class A and Class B ordinary shares non-redeemable shares	$(0.07)	$0.10	$(0.08)	$0.12

The accompanying notes are an integral part of the unaudited condensed financial statements

INVESTCORP AI ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
(UNAUDITED)

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance – December 31, 2024	6,468,749	$647	1	$—	$—	$(4,674,523)	$(4,673,876)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(333,580)	(333,580)
Net loss	—	—	—	—	—	(98,559)	(98,559)

Balance – March 31, 2025	6,468,749	$647	1	$—	$—	$(5,106,662)	$(5,106,015)

Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(141,623)	(141,623)
Net loss	—	—	—	—	—	(511,758)	(511,758)

Balance – June 30, 2025	6,468,749	$647	1	$—	$—	$(5,760,043)	$(5,759,396)

INVESTCORP AI ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024
(UNAUDITED)

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance – December 31, 2023	—	$—	6,468,750	$647	$—	$(2,065,899)	$(2,065,252)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(1,699,396)	(1,699,396)
Net Income	—	—	—	—	—	334,529	334,529

Balance – March 31, 2024	—	$—	6,468,750	$647	$—	$(3,430,766)	$(3,430,119)

Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(1,719,897)	(1,719,897)
Net Income	—	—	—	—	—	1,681,247	1,681,247

Balance – June 30, 2024	—	$—	6,468,750	$647	$—	$(3,469,416)	$(3,468,769)

The accompanying notes are an integral part of the unaudited condensed financial statements

INVESTCORP AI ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net Income (loss)	$(610,317)	$2,015,776
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of Warrant Liability	290,250	290,250
Interest earned on marketable securities held in trust	(275,203)	(2,819,294)
Changes in operating assets and liabilities:
Prepaid expenses	(98,840)	139,782
Accounts payable and accrued expenses	(267,200)	(118,517)
Due to Sponsor	(140,233)	8,052

Net cash used in operating activities	(1,101,543)	(483,951)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(200,000)	(600,000)
Investments withdrawn from Trust Account for payment to redeeming shareholders	17,521,050	—

Net cash provided by (used in) investing activities	17,321,050	(600,000)

Cash Flows from Financing Activities:
Payment to Redeeming Shareholders	(17,521,050)	—
Proceeds from convertible promissory note - Sponsor	200,000	1,080,000
Proceeds from working capital loan – Sponsor	1,046,172	—

Net cash (used in) provided by financing activities	(16,274,878)	1,080,000

Net Change in Cash	(55,371)	(3,951)
Cash - Beginning of period	1,032,598	276,777

Cash - End of period	$977,227	$272,826

Non-cash investing and financing activities
Accretion of Class A ordinary shares subject to possible redemption	$475,203	$3,419,293

The accompanying notes are an integral part of the unaudited condensed financial statements

INVESTCORP AI
ACQUISITION
CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2025
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
As of June 30, 2025, and for the period from February 19, 2021 (inception) through June 30, 2025, the Company had not yet commenced any operations. All activities for the period from February 19, 2021 (inception) through June 30, 2025, relate to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”) and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Simultaneously, with the closing of the Initial Public Offering, the Company consummated the sale of 14,400,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to ICE I Holdings Pte. Ltd. (the “Sponsor”), generating gross proceeds of $14,400,000. In connection with the underwriter’s exercise of their over-allotment option, the Company also consummated the sale of an additional 1,687,500 Private Placement Warrants at $1.00 per Private Placement Warrant generating total proceeds of $1,687,500, which is described in Note 4.
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
On April 24, 2025, the Company filed a definitive proxy statement in connection with an upcoming annual general meeting of its shareholders to, among other things, seek an extension of the Initial Business Combination period from May 12, 2025 to May 12, 2027 (“Combination Period”). On May 12, 2025, shareholders of the Company held the 2025 extraordinary general meeting of shareholders (the “2025 Extraordinary General Meeting”). At the 2025 Extraordinary General Meeting, the Company’ shareholders approved the proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to give the Company the right to extend the date by which it has to consummate a business combination from May 12, 2025 to May 12, 2027. At the 2025 Extraordinary General Meeting, holders of 1,449,359 shares of Class A ordinary shareholders exercised their right to redemption at a per share redemption price of approximately $12.09, for an aggregate redemption amount of approximately $17,521,050. As a result of the 2025 Extraordinary Meeting, the time to complete the Initial Business Combination has been extended for a twenty four month period, to May 12, 2027.
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

If the Company is unable to complete a Business Combination prior to May 12, 2027, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of applicable law. In the event the Company does not complete a Business Combination within the Combination Period and, in such event, the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Public Initial Offering price per Unit of $10.00.
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
However
, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure its shareholders that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
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
a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. Following suspension of trading on Nasdaq, the Company’s ordinary shares, units and warrants are trading on the OTC Markets under the tickers “IVCAF,” “IVCAUF,” and “IVCAWF,” respectively. There may be a very limited market in which the Company’s securities are traded, and the trading price of the Company’s securities may be adversely affected. The Company can provide no assurance that its securities will continue to trade on this market, whether broker-dealers will continue to provide public quotes of its securities on this market, or whether the trading volume of its securities will be sufficient to provide for an efficient trading market for existing and potential holders of its securities.

Liquidity, Capital Resources, and Going Concern Consideration
As of June 30, 2025, the Company had $977,227 in cash and a working capital deficit of $4,888,645.
The Company’s liquidity needs up to June 30, 2025, had been satisfied by funds from the Sponsor to cover certain offering expenses. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor has provided the Company a Working Capital Loan, as defined below (see Note 5). As of June 30, 2025 and December 31, 2024, $2,836,172 and $1,790,000 was outstanding under the Working Capital Loan, respectively.
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
Risks and Uncertainties
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the new law. However, none of the tax provisions are expected to have a significant impact on the Company’s financial statements.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage (“FDIC”) limit of $250,000. As of June 30, 2025 and December 31, 2024, the Company had $977,227 and $1,032,598 in cash in the bank account, respectively, which exceeded the $250,000 FDIC limit. However, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $977,227 and $1,032,598 of cash and no cash equivalents as of June 30, 2025, and December 31, 2024, respectively.
Investments Held in Trust Account
As of June 30, 2025 and December 31, 2024, the Company had $473,146 and $17,518,993, respectively, held in money market funds, which are invested primarily in U.S. Treasury Securities.
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

The following tables reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except share amounts) for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,
	2025		2024
	Class A Ordinary Redeemable Shares	Class A and B Ordinary Non- redeemable Shares	Class A Ordinary Redeemable Shares	Class A and B Ordinary Non- redeemable Shares
Basic and diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income	$(45,499)	$(466,259)	$1,012,319	$668,928
Denominator:
Basic and diluted weighted average shares outstanding	631,248	6,468,750	9,789,446	6,468,750

Basic and diluted net (loss) income per ordinary share	$(0.07)	$(0.07)	$0.10	$0.10

	For the Six Months Ended June 30,
	2025		2024
	Class A Ordinary Redeemable Shares	Class A and B Ordinary Non- redeemable Shares	Class A Ordinary Redeemable Shares	Class A and B Ordinary Non- redeemable Shares
Basic and diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income	$(85,300)	$(525,017)	$1,213,747	$802,029
Denominator:
Basic and diluted weighted average shares outstanding	1,050,982	6,468,750	9,789,446	6,468,750

Basic and diluted net (loss) income per ordinary share	$(0.08)	$(0.08)	$0.12	$0.12

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature, except for the warrant liability.
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

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as stockholders’ equity. As of June 30, 2025 there were 26,021 Class A ordinary shares, which feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, these Class A ordinary shares (excluding 6,468,749 shares converted from Class B) are subject to possible redemption and is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital (to the extent available) and accumulated deficit.
As of June 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Class A ordinary shares subject to possible redemption at December 31, 2022	$270,278,722
Plus:
Accretion of carrying value to redemption value	10,527,741
Less:
Shares redeemed in August 2023	(172,774,717)

Class A ordinary shares subject to possible redemption at December 31, 2023	$108,031,746
Plus:
Accretion of carrying value to redemption value	4,934,831
Less:
Shares redeemed in August 2024	(95,447,584)

Class A ordinary shares subject to possible redemption at December 31, 2024	$17,518,993
Plus:
Accretion of carrying value to redemption value	333,580

Class A ordinary shares subject to possible redemption at March 31, 2025	$17,852,573
Less:
Shares redeemed in May 2025	(17,521,050)
Plus:
Accretion of carrying value to redemption value `	141,623

Class A ordinary shares subject to possible redemption at June 30, 2025	$473,146

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
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 25,875,000 Units at a purchase price of $10.00 per Unit. Each Unit consisted of one Class A ordinary share, $0.0001 par value, and one-half
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 7).

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
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On March 12, 2021, the Company issued an aggregate of 7,187,500 Class B ordinary shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. In March 2022, the Sponsor surrendered, for no consideration, 718,750 founder shares, resulting in the Sponsor holding 6,468,750 founder shares for an aggregate purchase price of $25,000 or approximately $0.0039 per share. The Founder Shares included an aggregate of up to 843,750 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted
basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering.
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
On December 8, 2023, the Company entered into a
non-interest
bearing convertible unsecured loan in the principal amount of up to $3,000,000 from the Sponsor to provide the Company with additional working capital and to fund the Extension Contributions. The loan constitutes a Working Capital Loan as defined above. The loan does not bear any interest and will be repayable by the Company to the Sponsor upon the later of: (i) promptly after the date the business combination is consummated and (ii) May 12, 2027 (as amended). The portion of the loan used to provide the Company with additional working capital will not be deposited into the Trust Account. If the Company does not consummate an Initial Business Combination during the Combination Period, the loan will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The loan is convertible into Private Placement Warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants in connection with the initial public offering. The conversion option represents an embedded derivative under ASC
815-15,
“Embedded Derivatives.” The Company has determined that based on the valuation of its Private Placement Warrants and the fact that a Business Combination is not considered probable until such time as it is consummated, the value of this conversion option is de minimis. As of June 30, 2025 and December 31, 2024, there were $2,836,172 and $1,790,000 outstanding under the Working Capital Loan, respectively.

Due to Sponsor
The Sponsor has paid expenses on behalf of the Company. This amount is not interest bearing and due on demand by the Sponsor. As of June 30, 2025 and December 31, 2024, there were $161,324 and $301,557 due to Sponsor, respectively.
Convertible Promissory Note - Sponsor
On August 9, 2023, the Sponsor agreed to loan the Company an aggregate of up to $1,200,000 to cover expenses related to the Extension Contributions (the “2023 Notes”). On August 12, 2024, the 2023 Notes were amended to increase the maximum aggregate amount for the monthly Extension Contributions to $1,650,000. The first draw was made on the aforementioned date for the amount of $100,000, with a further eight draws of
$100,000 through September 30, 2024 and thereafter $150,000 drawn in October 2024 for fourth quarter of 2024, and $150,000 and $200,000 were drawn for the first quarter and second quarter of 2025. The 2023 Notes are non-interest
bearing and are payable on the later of (i) May 12, 2027 (as amended), or (ii) the consummation of a Business Combination. Upon receiving notice of the closing of a Business Combination, the Sponsor shall convert the unpaid principal balance of the 2023 Notes into a number of non-transferable,
non-redeemable
ordinary shares of the Company equal to (x) the principal amount of the 2023 Notes being converted, divided by (y) the conversion price of $10.00, rounded up to the nearest whole number of shares. If the Company does not consummate an Initial Business Combination during the Combination Period, (i) the 2023 Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven, and (ii) the 2023 Notes will end up having no underlying value, and as a consequence, result in a loss of capital for the Sponsor because the Sponsor has waived any and all rights to amounts contained in the Trust Account. As of June 30, 2025 and December 31, 2024, the outstanding principal balance was $1,650,000 and $1,450,000, respectively.
Administrative Services Agreement
Commencing on the date of the Initial Public Offering and until completion of the Company’s initial business combination or liquidation, the Company will make a payment of a monthly fee of $10,000 to the Sponsor for office space, utilities and secretarial and administrative services provided to the Company. As of June 30, 2025 and December 31, 2024, there was $270,000 and $210,000 recorded in accrued expenses, respectively.
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
NOTE 8. SHAREHOLDERS’ DEFICIT
Preference Shares - The Company is authorized to issue 1,000,000 preference shares of $0.0001 par value. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.
Class A Ordinary Shares - The Company is authorized to issue up to 479,000,000 Class A ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share.
As of June 30, 2025 and December 31, 2024, there were 6,494,770
 (26,021
shares redeemable; 6,468,749 shares non-redeemable) and 7,944,129
(1,475,380
redeemable; 6,468,749 shares non-redeemable) Class A ordinary shares issued and outstanding, respectively.
Class B Ordinary Shares - The Company is authorized to issue up to 20,000,000 Class B ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. On August 12, 2024, the Sponsor elected to convert 6,468,749 Founder Shares into Class A ordinary shares, on a one-to-one
basis, pursuant to the terms of the Amended and Restated Articles and Memorandum of Association of the Company. At June 30, 2025 and December 31, 2024, there was one Class B ordinary share issued and outstanding.
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
As of June 30, 2025 and December 31, 2024, investments held in the Trust Account were comprised of $473,146 and $17,518,993 in money market funds, which are invested primarily in U.S. Treasury Securities, respectively. During the three months ended June 30, 2025 and 2024, the Company did not withdraw any interest income (other than interest associated with the shareholder redemption during the quarter ended June 30, 2025) from the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2025	December 31, 2024
Assets:
Investments held in Trust Account – U.S. Treasury Securities	1	$473,146	$17,518,993
Liabilities:
Public Warrants	1	$—	$258,750
Public Warrants	3	$388,126	—
Private Warrants	3	$482,625	$321,750
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. Public Warrants were transferred from Level 1 to Level 2 during the first quarter ended March 31, 2025 due to limited trading activities, and subsequently to Level 3 during second quarter ended June 30, 2025, as a result of no trading activities.
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
The following table provides quantitative information regarding Level 3 fair value measurements:

	June 30, 2025	December 31, 2024
	Public and Private Warrants	Private Warrants
Stock Price	$11.02	$11.80
Exercise Price	$11.50	$11.50
Risk-free rate of interest	3.89%	4.38%
Volatility	10.0%	5.4%
Expected term	1.9 years	0.7 years
Expected term of warrant conversion	5 years	5 years
The Private Placement Warrants were initially and subsequently valued using a Binomial Option Pricing model, which is considered to be a Level 3 fair value measurement. The fair value of Public Warrants issued in connection with the Initial Public Offering were initially measured using a Binomial Option Pricing model and at June 30, 2025 were valued using a Binomial Option Pricing model due to lack of market data, which is considered to be a Level 3 fair value measurement; and at December 31, 2024 were measured based on the listed market price of such warrants, a Level 1 measurement.
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

Fair value as of December 31, 2022	$804,375
Change in fair value (1)	(321,750)

Fair value as of December 31, 2023	482,625
Change in fair value (1)	(160,875)

Fair value as of December 31, 2024	321,750
Change in fair value (1)	—

Fair value as of March 31, 2025	$321,750
Change in fair value (1)	160,875

Fair value as of June 30, 2025	$482,625

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the statements of operations.
Public warrant liability fair value measurements (Level 1, Levels 2 and 3) are detailed in the rollforward table below.

	Level 1	Level 2	Level 3
Balance – December 31, 2024	$258,750	$—	$—
Leveling transfer	(258,750)	258,750	—

Balance – March 31, 2025	$—	$258,750	$—

Leveling transfer	—	(258,750)	258,750
Change in Fair Value	—	—	129,376

Balance – June 30, 2025	$—	$—	$388,126

Note 10 — Segment Information
ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.
The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews key metrics, which include the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Formation costs and operating expenses	$313,131	$319,152	$595,270	$513,267

Interest earned on investments held in Trust Account	$91,623	$1,419,899	$275,203	$2,819,293

The key measures of segment profit or loss reviewed by the CODM are formation costs and operating expenses and interest earned on investments held in Trust Account. Formation costs and operating expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews formation costs and operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Interest earned on investments held in Trust Account are reviewed to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement.
NOTE 11. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the condensed financial statements were issued. Based upon this review, the Company identified the following subsequent event that would have required adjustment or disclosure in the financial statements.
On July 14, 2025, Nasdaq filed a Form 25 with the SEC, which removed the Company’s securities from listing and registration on Nasdaq.

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

On April 24, 2025, the Company filed a definitive proxy statement in connection with an upcoming annual general meeting of its shareholders to, among other things, seek an extension of the Initial Business Combination period from May 12, 2025 to May 12, 2027 (“Combination Period”). On May 12, 2025, shareholders of the Company held the 2025 Extraordinary General Meeting. At the 2025 Extraordinary General Meeting, the Company’ shareholders approved the proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to give the Company the right to extend the date by which it has to consummate a business combination from May 12, 2025 to May 12, 2027. At the 2025 Extraordinary General Meeting, holders of 1,449,359 shares of Class A ordinary shareholders exercised their right to redemption at a per share redemption price of approximately $12.09, for an aggregate redemption amount of approximately $17,521,050. As a result of the 2025 Extraordinary Meeting, the time to complete the Initial Business Combination has been extended for a twenty four month period, to May 12, 2027.

On April 29, 2025, the Company received a letter from the Staff stating that, pursuant to Nasdaq Listing Rule IM-5101-2 (“Rule IM-5101-2”), stating that the Staff had determined that (i) the Company’s securities will be delisted from Nasdaq, (ii) trading of the Company’s ordinary shares, warrants, and units will be suspended at the opening of business on May 6, 2025 and (iii) a Form 25-NSE will be filed with the SEC, which will remove the Company’s securities from listing and registration on Nasdaq. Under Rule IM-5101-2, a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. Following suspension of trading on Nasdaq, the Company’s ordinary shares, units and warrants will be eligible to trade on the OTC Markets under the tickers “IVCAF,” “IVCAUF,” and “IVCAWF,” respectively. There may be a very limited market in which the Company’s securities are traded, and the trading price of the Company’s securities may be adversely affected. The Company can provide no assurance that its securities will continue to trade on this market, whether broker- dealers will continue to provide public quotes of its securities on this market, or whether the trading volume of its securities will be sufficient to provide for an efficient trading market for existing and potential holders of its securities.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from February 19, 2021 (inception) through June 30, 2025, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and after our Initial Public Offering, identifying target companies for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended June 30, 2025, we had net loss of $511,758, which consists of operating costs of $313,131 and change in fair value of warrants of $(290,250), partially offset by interest earned from marketable securities held in the Trust Account of $91,623. For the three months ended June 30, 2024, we had net income of $1,681,247, which consists of operating costs of $319,152, offset by interest earned from marketable securities held in the Trust Account of $1,419,899 and change in fair value of warrants of $580,500.

For the six months ended June 30, 2025, we had net loss of $610,317, which consists of operating costs of $595,270 and change in fair value of warrants of $290,250, partially offset by interest earned from marketable securities held in the Trust Account of $275,203. For the six months ended June 30, 2024, we had net income of $2,015,776, which consists of operating costs of $513,267, and change in fair value of warrants of $290,250, offset by interest earned from marketable securities held in the Trust Account of $2,819,294.

Liquidity, Capital Resources, and Going Concern Consideration

As of June 30, 2025, the Company had $977,227 in cash and a working capital deficit of $4,888,645.

For the six months ended June 30, 2025, cash used in operating activities was $1,101,543. Net loss of $610,317 was partially offset by interest income of $275,203. Changes in operating assets and liabilities used $506,273 of cash for operating activities.

For the six months ended June 30, 2024, cash used in operating activities was $483,951. Net income of $2,015,776 was affected by a gain on the change in the fair value of the warrant liability of $290,250 and interest income of $2,819,294. Changes in operating assets and liabilities used $29,317 of cash for operating activities.

For the six months ended June 30, 2025, net cash provided by investing activities was $17,321,050 as compared to $600,000 of cash used in the same period in 2024. The cash provided during the six months ended June 30, 2025, was mainly driven by investments withdrawn from Trust Account for payment to redeeming shareholders as compared to the same period in 2024.

For the six months ended June 30, 2025, net cash used in financing activities was $16,274,878 as compared to $1,080,000 of cash received in the same period in 2024. This is primarily attributable to the $17,321,050 payment to redeeming shareholders in 2025 as compared to $1,080,000 cash proceeds from the promissory note for the same period in 2024.

As of June 30, 2025, we had cash held in the Trust Account of $473,146. During the six months ended June 30, 2025, we have earned $275,203 of interest income from the Trust Account.

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

As of June 30, 2025, we had cash of $977,227 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

As of June 30, 2025 and December 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

On December 8, 2023, the Company entered into a non-interest bearing convertible unsecured loan in the principal amount of up to $3,000,000 from the Sponsor to provide the Company with additional working capital and to fund the required amount to deposit into the Company’s Trust Account to extend the date by which the Company has to consummate a business combination (“Extension Contributions”). The loan does not bear any interest and will be repayable by the Company to the Sponsor upon the earlier of (i) promptly after the date the business combination is consummated and (ii) May 12, 2027 (as amended). The portion of the loan used to provide the Company with additional working capital will not be deposited into the Trust Account. If the Company does not consummate an initial business combination during the Combination Period, the Loan will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Loan is convertible into private placement warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants in connection with the initial public offering. The conversion option represents an embedded derivative under ASC 815-15, “Embedded Derivatives.” The Company has determined that based on the valuation of its Private Placement Warrants and the fact that a Business Combination is not considered probable until such time as it is consummated, the value of this conversion option is de minimis. As of June 30, 2025 and December 31, 2024, there was $2,836,172 and $1,790,000 outstanding under the Working Capital Loan, respectively.

Convertible Promissory Note—Sponsor

On August 9, 2023, the Sponsor agreed to loan the Company an aggregate of up to $1,200,000 to cover expenses related to the Extension Contributions (the “2023 Notes”). On August 12, 2024, the 2023 Notes were amended to increase the maximum aggregate amount for the monthly Extension Contributions to $1,650,000. The first draw was made on the aforementioned date for the amount of $100,000, with a further eight draws of $100,000 through September 30, 2024 and thereafter $150,000 drawn in October 2024 for the fourth quarter of 2024 and $150,000 drawn for the first quarter of 2025. The 2023 Notes are non-interest bearing and are payable on the later of (i) May 12, 2027 (as amended), or (ii) the consummation of an Initial Business Combination. Upon receiving notice of the closing of an Initial Business Combination, the Sponsor shall convert the unpaid principal balance of the 2023 Notes into a number of non-transferable, non-redeemable ordinary shares of the Company equal to (x) the principal amount of the 2023 Notes being converted, divided by (y) the conversion price of $10.00, rounded up to the nearest whole number of shares. If the Company does not consummate an Initial Business Combination during the Combination Period, (i) the 2023 Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven, and (ii) the 2023 Notes will end up having no underlying value, and as a consequence, result in a loss of capital for the Sponsor because the Sponsor has waived any and all rights to amounts contained in the Trust Account. As of June 30, 2025 and December 31, 2024, the outstanding principal balance was $1,650,000 and $1,450,000, respectively.

Administrative Services Agreement

Commencing on the date of the Initial Public Offering and until completion of the Company’s initial business combination or liquidation, the Company will make a payment of a monthly fee of $10,000 to the Sponsor for office space, utilities and secretarial and administrative services provided to the Company. As of June 30, 2025 and December 31, 2024, there was $240,000 and $210,000 recorded in accrued expenses, respectively.

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

Warrants

We account for the warrants issued in connection with the IPO in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to fair value, with the change in fair value recognized in our statements of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our current chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025, as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act.

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

Based on this evaluation, our chief executive officer and chief financial officer have concluded that, during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2025, because of an identified material weakness in our internal control over financial reporting. The material weakness identified relates to an ineffective review control to prevent or detect a material misstatement, which resulted in a material adjustment to accrued expenses in relation to the filing of its Form 8-K on May 26, 2022 and an over accrual of legal fees in the year ended December 31, 2023.

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

Redemptions

On May 12, 2025, a special meeting of the stockholders was held to extend the date by which the Company must consummate a business combination. In connection with this meeting, the stockholders of record were provided the opportunity to exercise their redemption rights. Holders of 1,449,359 Class A ordinary shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $12.09 per share, for an aggregate redemption amount of approximately $17,521,050.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

3.1	Amendment to the Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 15, 2025).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
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

INVESTCORP INDIA ACQUISITION CORP

/s/ Nikhil Kalghatgi	August 14, 2025
Name: Nikhil Kalghatgi Title: Principal Executive Officer

/s/ Dean Clinton	August 14, 2025
Name: Dean Clinton Title: Principal Financial Officer and Principal Accounting Officer