Form 10-Q
period 2025-09-30
Libity
filed 2026-05-28
CIK 1852889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-41383

LIBITY (formerly INVESTCORP AI ACQUISITION CORP.)

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

Century Yard, Cricket Square

Elgin Avenue

PO Box 1111

George Town

Grand Cayman, Cayman Islands KY1-1102

(Address of principal executive offices and zip code)

(302) 738-7210

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange On Which Registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	IVCAUF	The OTC Markets – Pink Sheets
Class A ordinary shares, par value $0.0001 per share	IVCAF	The OTC Markets – Pink Sheets
Redeemable warrants, each warrant exercisable for one Class A ordinary share, at an exercise price of $11.50 per share	IVCAWF	The OTC Markets – Pink Sheets

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. Yes ☐   No ☒

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒   Smaller reporting company ☒   Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of May 27, 2026, there were 6,482,874 Class A ordinary shares, par value $0.0001, and 1 Class B ordinary share, par value $0.0001 per share, issued and outstanding.

LIBITY (formerly INVESTCORP AI ACQUISITION CORP.)

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	1
Condensed Statements of Operations for the three and nine months ended September 30, 2025 (Unaudited) and September 30, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2025 (Unaudited) and September 30, 2024 (Unaudited)	3
Condensed Statements of Cash Flows for the nine months ended September 30, 2025 (Unaudited) and September 30, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27
Item 3. Defaults Upon Senior Securities	27
Item 4. Mine Safety Disclosures	27
Item 5. Other Information	27
Item 6. Exhibits	28

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIBITY (formerly INVESTCORP AI ACQUISITION CORP.)

CONDENSED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1	$1,032,598
Total Current Assets	1	1,032,598
Investments held in Trust Account	478,040	17,518,993
Total Assets	$478,041	$18,551,591

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$13,183	$1,584,416
Redeeming shareholders payable	155,957	-
Promissory note—New Sponsor (Samara)	4,194	-
Working Capital Loan—Sponsor	-	1,790,000
Convertible Promissory Note—Sponsor	-	1,450,000
Due to Sponsor	-	301,557
Total Current Liabilities	173,334	5,125,973
Warrant liability	709,876	580,501
Total Liabilities	883,210	5,706,474

Commitments (see Note 6)
Class A ordinary shares; 26,021 shares and 1,475,380 shares subject to possible redemption at $12.38 and $11.87 per share at September 30, 2025 and December 31, 2024, respectively	322,083	17,518,993

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 6,468,749 issued and outstanding at September 30, 2025 and December 31, 2024	647	647
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1 share issued and outstanding at September 30, 2025 and December 31, 2024	-	-
Additional paid-in capital	5,038,967	-
Accumulated deficit	(5,766,866)	(4,674,523)
Total Shareholders’ Deficit	(727,252)	(4,673,876)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$478,041	$18,551,591

The accompanying notes are an integral part of the unaudited condensed financial statements

LIBITY (formerly INVESTCORP AI ACQUISITION CORP.)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Formation costs and operating expenses	$172,592	$614,608	$767,862	$1,127,875

Loss from operations	(172,592)	(614,608)	(767,862)	(1,127,875)

Other income (expense):
Interest earned on investments held in Trust Account	4,894	965,870	280,097	3,785,163
Change in FV of warrant liability	160,875	(580,500)	(129,375)	(870,750)
Other (expense) income, net	165,769	385,370	150,722	2,914,413
Net (loss) income	$(6,823)	$(229,238)	$(617,140)	$1,786,538

Weighted average shares outstanding of Class A ordinary shares redeemable shares	26,021	5,361,302	705,574	8,297,178
Basic and diluted net (loss) income per ordinary share, Class A redeemable shares	$(0.00)	$(0.02)	$(0.09)	$0.12

Weighted average shares outstanding of Class A and Class B ordinary shares non-redeemable shares	6,468,750	6,468,750	6,468,750	6,468,750
Basic and diluted net (loss) income per ordinary share, non-redeemable shares	$(0.00)	$(0.02)	$(0.09)	$0.12

The accompanying notes are an integral part of the unaudited condensed financial statements

LIBITY (formerly INVESTCORP AI ACQUISITION CORP.)

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

(UNAUDITED)

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A Shares	Amount	Class B Shares	Amount
Balance – December 31, 2024	6,468,749	$647	1	$-	$-	$(4,674,523)	$(4,673,876)

Accretion of Class A ordinary shares to redemption value	-	-	-	-	-	(333,580)	(333,580)
Net loss	-	-	-	-	-	(98,559)	(98,559)
Balance – March 31, 2025	6,468,749	$647	1	$-	$-	$(5,106,662)	$(5,106,015)

Accretion of Class A ordinary shares to redemption value	-	-	-	-	-	(141,623)	(141,623)
Net loss	-	-	-	-	-	(511,758)	(511,758)
Balance – June 30, 2025	6,468,749	$647	1	$-	$-	$(5,760,043)	$(5,759,396)

Sponsor debt forgiveness – capital contribution (Note 5)	-	-	-	-	5,043,861	-	5,043,861
Accretion of Class A ordinary shares to redemption value	-	-	-	-	(4,894)	-	(4,894)
Net loss	-	-	-	-	-	(6,823)	(6,823)
Balance – September 30, 2025	6,468,749	$647	1	$-	$5,038,967	$(5,766,866)	$(727,252)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

(UNAUDITED)

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance – December 31, 2023	6,468,750	$647	$-	$(2,065,899)	$(2,065,252)

Accretion of Class A ordinary shares to redemption value	-	-	-	(1,699,396)	(1,699,396)
Net income	-	-	-	334,529	334,529
Balance – March 31, 2024	6,468,750	$647	$-	$(3,430,766)	$(3,430,119)

Accretion of Class A ordinary shares to redemption value	-	-	-	(1,719,897)	(1,719,897)
Net income	-	-	-	1,681,247	1,681,247
Balance – June 30, 2024	6,468,750	$647	$-	$(3,469,416)	$(3,468,769)

Accretion of Class A ordinary shares to redemption value	-	-	-	(1,165,871)	(1,165,871)
Conversion of Class B ordinary shares to Class A	-	-	-	-	-
Net loss	-	-	-	(229,238)	(229,238)
Balance – September 30, 2024	6,468,750	$647	$-	$(4,864,525)	$(4,863,878)

The accompanying notes are an integral part of the unaudited condensed financial statements

LIBITY (formerly INVESTCORP AI ACQUISITION CORP.)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Cash Flows from Operating Activities:
Net income (loss)	$(617,140)	$1,786,538
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of Warrant Liability	129,375	870,750
Interest earned on marketable securities held in trust	(280,097)	(3,785,163)
Changes in operating assets and liabilities:
Prepaid expenses	-	185,365
Accounts payable and accrued expenses	(1,174,868)	347,737
Due to Sponsor	(140,233)	(88,802)
Accounts payable paid by Sponsor on behalf of the Company	(126,365)	-
Net cash used in operating activities	(2,209,328)	(683,575)

Cash Flows from Investing Activities:
Cash deposited in Trust Account (extension contributions)	(200,000)	(800,000)
Investments withdrawn from Trust Account for payment to redeeming shareholders	17,521,050	95,447,584
Net cash provided by investing activities	17,321,050	94,647,584

Cash Flows from Financing Activities:
Payment to Redeeming Shareholders	(17,521,050)	(95,447,584)
Proceeds from convertible promissory note—Sponsor	200,000	1,280,000
Proceeds from working capital loan—Sponsor	1,046,172	-
Proceeds from promissory note—new Sponsor (Samara)	4,194	-
Accounts payable paid by Sponsor on behalf of the Company	126,365	-
Net cash used in financing activities	(16,144,319)	(94,167,584)

Net Change in Cash	(1,032,597)	(203,575)
Cash – Beginning of period	1,032,598	276,777
Cash – End of period	$1	$73,202

Non-cash investing and financing activities
Accretion of Class A ordinary shares subject to possible redemption	$480,097	$4,585,164
Deemed contribution for forgiveness of accrued expenses—Sponsor	$270,000	-
Deemed contribution for forgiveness of amount due to Sponsor	$161,324	-
Deemed contribution for forgiveness of convertible promissory note—Sponsor	$1,650,000	-
Deemed contribution for forgiveness of working capital loan—Sponsor	$2,836,172	-
Redeeming shareholders payable	$155,957	-

The accompanying notes are an integral part of the unaudited condensed financial statements

LIBITY (formerly INVESTCORP AI ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2025

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Libity (formerly Investcorp AI Acquisition Corp.) (the “Company”) is a blank check company incorporated in the Cayman Islands on February 19, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2025, and for the period from February 19, 2021 (inception) through September 30, 2025, the Company had not yet commenced any operations. All activities for the period from February 19, 2021 (inception) through September 30, 2025, relate to the Company’s formation, the initial public offering (the “Initial Public Offering” or “IPO”), identifying a target for a Business Combination, and, effective August 28, 2025, the change in sponsorship described below. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest.

On May 12, 2022, the Company consummated its Initial Public Offering of 22,500,000 units (the “Units”), at $10.00 per Unit, generating gross proceeds of $225,000,000. The underwriter also exercised its over-allotment option in full, resulting in an additional 3,375,000 Units issued for an aggregate amount of $33,750,000. Simultaneously, the Company consummated the sale of 16,087,500 Private Placement Warrants at $1.00 per warrant to ICE I Holdings Pte. Ltd. (the “Original Sponsor”), generating gross proceeds of $16,087,500.

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

On April 24, 2025, the Company filed a definitive proxy statement in connection with an upcoming annual general meeting of its shareholders to, among other things, seek an extension of the Initial Business Combination period from May 12, 2025 to May 12, 2027 (“Combination Period”). On May 12, 2025, shareholders of the Company held the 2025 extraordinary general meeting of shareholders (the “2025 Extraordinary General Meeting”). At the 2025 Extraordinary General Meeting, the Company’ shareholders approved the proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to give the Company the right to extend the date by which it has to consummate a business combination from May 12, 2025 to May 12, 2027. At the 2025 Extraordinary General Meeting, holders of 1,449,359 shares of Class A ordinary shareholders exercised their right to redemption at a per share redemption price of approximately $12.09, for an aggregate redemption amount of approximately $17,521,050. As a result of the 2025 Extraordinary Meeting, the time to complete the Initial Business Combination has been extended for a twenty-four-month period, to May 12, 2027.

On April 28, 2026, the Company filed a definitive information statement on Schedule 14C in connection with an upcoming extraordinary general meeting of its shareholders to be held on May 14, 2026 (the “2026 Extraordinary General Meeting”) to, among other things, (i) extend the Initial Business Combination period from May 12, 2027 to May 12, 2028 (the “Extended Combination Period”), and (ii) change the Company’s name from “Investcorp AI Acquisition Corp.” to “Libity.” At the 2026 Extraordinary General Meeting, the Company’s shareholders approved the proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to give the Company the right to extend the date by which it has to consummate a business combination from May 12, 2027 to May 12, 2028 and change the Company name to Libity. At the 2026 Extraordinary General Meeting, holders of 11,896 shares of Class A ordinary shareholders exercised their right to redemption at a per share redemption price of approximately $12.84, for an aggregate redemption amount of approximately $152,721. Following the redemption, the Company had a total of 14,125 shares of Class A ordinary shares outstanding.

Nasdaq Delisting

On April 29, 2025, the Company received notice from the Nasdaq Listing Qualifications Department that its securities would be delisted. Trading was suspended at the opening of business on May 6, 2025. On July 14, 2025, Nasdaq filed a Form 25 with the SEC, formally removing the Company’s securities from listing and registration on Nasdaq. Following such suspension, the Company’s ordinary shares, units, and warrants trade on the OTC Markets under the tickers “IVCAF,” “IVCAUF,” and “IVCAWF,” respectively.

Change in Sponsorship – Purchase Agreement (August 28, 2025)

On August 28, 2025 (the “Effective Date”), the Company entered into and consummated a Purchase Agreement (the “Purchase Agreement”) by and among Samara Special Opportunities, a Cayman Islands exempted company (“Samara” or the “New Sponsor”), the Company, and ICE I Holdings Pte. Ltd. (the “Original Sponsor”). Pursuant to the Purchase Agreement, the Original Sponsor sold, and Samara acquired, an aggregate of 4,528,124 Class A ordinary shares (converted from Class B shares), 1 Class B ordinary share, and 11,261,250 Private Placement Warrants held by the Original Sponsor (collectively, the “Transferred Securities”) for an aggregate purchase price of $1.00.

Following the closing of the Purchase Agreement: (i) the Original Sponsor retained 1,940,625 Class A ordinary shares (the “Retained Shares”) and 4,826,250 Private Placement Warrants (the “Retained Warrants”); (ii) the Original Sponsor’s management and officers of the Company resigned and were replaced by designees of Samara; (iii) the letter agreement (“Insider Letter”) entered into by the Original Sponsor with the Company upon the closing of the IPO was terminated; (iv) access to the Company’s bank accounts was transferred to Samara; and (v) all SPAC Paid-Off Liabilities, Assumed Liabilities, and Written-Off Liabilities (as defined in the Purchase Agreement) were settled or extinguished as of August 29, 2025 (the “Payment Date”), as further described in Note 5.

As a result of the change in sponsorship, Samara assumed responsibility for funding the on-going expenses of the Company, including any required payments into the Trust Account to effect any extension, legal, accounting, and administrative expenses, and the costs of searching for, negotiating, and implementing a Business Combination.

The Company has until May 12, 2028 (the “Combination Period”) to complete a Business Combination. If the Company is unable to complete a Business Combination prior to May 12, 2028, the Company will cease all operations except for the purpose of winding up, redeeming the public shares, and dissolving. As of September 30, 2025, the Trust Account held $322,083 (excluding $155,957 payable to redeeming shareholders), comprising remaining funds from prior extension contributions and accumulated interest.

Liquidity, Capital Resources, and Going Concern Consideration

As of September 30, 2025, the Company had $1 in cash and a working capital deficit of $173,333. The Paid-Off Liabilities and Written-Off Liabilities (each as defined in the Purchase Agreement) that existed as of June 30, 2025 were discharged or forgiven at or prior to the Payment Date. Following the closing, Samara has provided the Company with a Working Capital Loan vehicle for up to $300,000 to fund on-going operations. As of September 30, 2025, $4,194 was outstanding under the Samara’s Working Capital Loan.

The Company has incurred and expects to continue to incur significant costs in pursuit of a Business Combination. The Company lacks the financial resources required to sustain operations for one year from the issuance date of these financial statements and is dependent on Samara Special Opportunities to fund operating expenses and Trust Account extension contributions. There is no assurance that the Company will successfully consummate a Business Combination prior to May 12, 2028. Management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance date of these financial statements. Management’s plans to address these conditions include consummating the Business Combination prior to May 12, 2028 and obtaining additional financial support from Samara as needed; however, these plans are outside the Company’s control and accordingly substantial doubt has not been alleviated. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Recent Tax Legislation. On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. ASC 740 requires the effects of changes in tax laws to be recognized in the period in which legislation is enacted. The Company has evaluated the OBBBA and concluded that none of its provisions has a material impact on the Company’s financial statements, consistent with the Company’s status as a Cayman Islands exempted company with no U.S. or other jurisdictional tax exposure (see Income Taxes above).

The Inflation Reduction Act of 2022 (the “IRA”) imposes a 1% excise tax on the fair market value of stock repurchased by U.S. domestic corporations whose stock is traded on an established securities market, beginning in 2023, with certain exceptions (the “Excise Tax”). The Company is a Cayman Islands exempted company and is not a U.S. domestic corporation for U.S. federal income tax purposes, and therefore the Excise Tax does not apply to the Company’s redemptions of its Class A ordinary shares. Treasury regulations and IRS guidance addressing the application of the Excise Tax to non-U.S. corporations and to redemptions occurring in connection with business combinations remain subject to interpretation, and the Company will continue to monitor developments. As of September 30, 2025, the Company has not recognized any liability for Excise Tax, including with respect to the August 2024 and May 2025 redemptions of its Class A ordinary shares.

Macroeconomic and Geopolitical Conditions. Macroeconomic, geopolitical, and trade-policy developments, including U.S. tariff policies, U.S.-China trade tensions, and ongoing geopolitical conflicts, may adversely affect the Company’s ability to consummate a Business Combination and the operations of any target business. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by the U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on April 16, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected through December 31, 2025 or for any future periods.

Sponsor Debt Forgiveness and Capital Contribution

In connection with the Purchase Agreement, the Original Sponsor agreed to the discharge and forgiveness of all related-party balances owed by the Company to the Original Sponsor as of the Payment Date. These balances included: (i) Working Capital Loan of $2,836,172; (ii) Convertible Promissory Note of $1,650,000; (iii) amounts Due to Sponsor of $161,324; and (iv) accrued Administrative Services Fee of $270,000. In addition, the Original Sponsor paid $126,365 of the Paid-Off Liabilities (totaling approximately $1,118,982), on behalf of the Company, while the Company paid $977,226. The aggregate forgiveness and payment of $5,043,861 have been recorded as a capital contribution and credited to additional paid-in capital in the period ended September 30, 2025, in accordance with ASC 470-50 and ASC 850 as a related-party transaction.

Emerging Growth Company

The Company is an emerging growth company (an “EGC”) under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Section 102(b)(1) of the JOBS Act permits EGCs to delay adoption of new or revised financial accounting standards until those standards are required to be applied to private companies. The JOBS Act allows an EGC to irrevocably opt out of this extended transition period, but the Company has elected not to opt out. Accordingly, when a new or revised accounting standard has different effective dates for public and private companies, the Company will adopt the standard on the private-company effective date. As a result, the Company’s financial statements may not be comparable to those of public companies that are required to comply with public-company effective dates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage (“FDIC”) limit of $250,000. As of September 30, 2025 and December 31, 2024, the Company had $1 and $1,032,598 in cash in the bank account, respectively. However, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1 and $1,032,598 of cash and no cash equivalents as of September 30, 2025, and December 31, 2024, respectively.

Investments Held in Trust Account

As of September 30, 2025 and December 31, 2024, the Company had $478,040 and $17,518,993, respectively, held in money market funds, which are invested primarily in U.S. Treasury Securities.

Income Taxes

The Company is a Cayman Islands exempted company. Under current Cayman Islands law, the Company is not subject to income, withholding, or capital gains taxes. The Company is not currently subject to income taxation in any other jurisdiction. Accordingly, no provision for income taxes has been recognized in the financial statements, and there are no deferred tax assets, deferred tax liabilities, or unrecognized tax benefits as of September 30, 2025 or December 31, 2024.

Net Income (loss) Per Ordinary Share

The Company has two classes of ordinary shares — Class A and Class B — which share pro rata in the Company’s net income or loss. Net income or loss per ordinary share is calculated by dividing net income or loss allocable to each class by the weighted average number of shares of that class outstanding during the period. Diluted net income or loss per share is the same as basic, because the warrants are not exercisable until the consummation of a Business Combination and therefore are not included in the calculation of diluted earnings per share. Accretion of redeemable Class A ordinary shares to redemption value is excluded from the numerator because the redemption value approximates the carrying amount.

The following tables reflect the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except share amounts) for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,
	2025		2024
	Class A Ordinary Redeemable Shares	Class A and B Ordinary Non-redeemable Shares	Class A Ordinary Redeemable Shares	Class A and B Ordinary Non-redeemable Shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(27)	$(6,796)	$(103,889)	$(125,349)
Denominator:
Basic and diluted weighted average shares outstanding	26,021	6,468,750	5,361,302	6,468,750
Basic and diluted net loss per ordinary share	$(0.00)	$(0.00)	$(0.02)	$(0.02)

	For the Nine Months Ended September 30,
	2025		2024
	Class A Ordinary Redeemable Shares	Class A and B Ordinary Non-redeemable Shares	Class A Ordinary Redeemable Shares	Class A and B Ordinary Non-redeemable Shares
Basic and diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income	$(60,694)	$(556,446)	$1,003,880	$782,658
Denominator:
Basic and diluted weighted average shares outstanding	705,574	6,468,750	8,297,178	6,468,750
Basic and diluted net (loss) income per ordinary share	$(0.09)	$(0.09)	$0.12	$0.12

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption under ASC 480, Distinguishing Liabilities from Equity. Class A ordinary shares with redemption rights that are outside the Company’s sole control are classified as temporary equity. As of September 30, 2025 and December 31, 2024, 26,021 and 1,475,380 Class A ordinary shares, respectively, were classified as temporary equity and presented outside of the shareholders’ equity section of the balance sheet, because the related redemption rights are subject to uncertain future events outside the Company’s control.

Changes in redemption value are recognized immediately as they occur, and the carrying value of redeemable Class A ordinary shares is adjusted to equal the redemption value at the end of each reporting period. Such changes are recorded as charges against additional paid-in capital (to the extent available) and thereafter against accumulated deficit.

As of September 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Class A ordinary shares subject to possible redemption at December 31, 2023	$108,031,746
Plus:
Accretion of carrying value to redemption value	4,934,831
Less:
Shares redeemed in August 2024	(95,447,584)

Class A ordinary shares subject to possible redemption at December 31, 2024	$17,518,993
Plus:
Accretion of carrying value to redemption value	333,580

Class A ordinary shares subject to possible redemption at March 31, 2025	$17,852,573
Less:
Shares redeemed in May 2025	(17,521,050)
Plus:
Accretion of carrying value to redemption value	141,623

Class A ordinary shares subject to possible redemption at June 30, 2025	$473,146

Plus:
Redeeming shareholders payable	(155,957)
Accretion of carrying value to redemption value	4,894
Class A ordinary shares subject to possible redemption at September 30, 2025	$322,083

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable guidance under ASC 480 and ASC 815, Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments under ASC 480 that meet the definition of a liability, and whether the warrants meet the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares. This assessment is performed at issuance and at each subsequent reporting date.

Warrants that qualify for equity classification are recorded as a component of additional paid-in capital at issuance. Warrants that do not qualify for equity classification are recorded as liabilities at fair value, with subsequent changes in fair value recognized in the statements of operations as a non-cash gain or loss. The fair value of the warrants is estimated using a binomial option pricing model (see Note 9).

Derivative Financial Instruments

The Company evaluates its financial instruments under ASC Topic 815 to determine whether they are derivatives or contain embedded derivative features. Derivative instruments classified as liabilities are initially recorded at fair value on the grant date and remeasured at each reporting date, with changes in fair value recognized in the statements of operations. The classification of derivative instruments as liabilities or equity is reassessed at each reporting date. Derivative liabilities are presented as current or non-current based on whether net cash settlement or conversion could be required within 12 months of the balance sheet date.

Operating Segments

The Company operates as a single reportable segment. The Company’s chief operating decision maker (the “CODM”) is its Chief Executive Officer, who reviews the Company’s financial information on a consolidated basis to allocate resources and assess performance. Because the Company is managed as a single business, separate financial information is not maintained for any divisions or subunits. Refer to Note 10 — Segment Information for the Company’s segment reporting disclosures.

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional quantitative and qualitative income tax disclosures to enable financial statements users better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. For public business entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024, which will be fiscal 2025. Management expects the adoption of this guidance to result in disclosure changes only.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 22,500,000 Units in the base offering, plus an additional 3,375,000 Units pursuant to the underwriter’s exercise of the over-allotment option in full, at a purchase price of $10.00 per Unit. Each Unit consisted of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 7).

NOTE 4. PRIVATE PLACEMENT

The Original Sponsor purchased an aggregate of 16,087,500 Private Placement Warrants at a price of $1.00 per warrant in a private placement that closed simultaneously with the IPO. As a result of the Purchase Agreement, 11,261,250 of these Private Placement Warrants were sold to Samara and 4,826,250 are retained by the Original Sponsor. Each Private Placement Warrant is identical to the warrants offered in the IPO, except there will be no redemption rights or liquidating distributions from the trust account with respect to Private Placement Warrants, which will expire worthless if the Company does not consummate a Business Combination within the Combination Period.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares and Change in Sponsorship

On March 12, 2021, the Original Sponsor purchased 7,187,500 Class B ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000. In March 2022, the Original Sponsor surrendered 718,750 Founder Shares, reducing its holdings to 6,468,750 Founder Shares. On August 12, 2024, the Original Sponsor converted 6,468,749 Founder Shares into Class A ordinary shares on a one-for-one basis.

On August 28, 2025, pursuant to the Purchase Agreement, the Original Sponsor sold 4,528,124 Class A ordinary shares, 1 Class B ordinary share, and 11,261,250 Private Placement Warrants to Samara Special Opportunities for an aggregate purchase price of $1.00. Following the closing, the Original Sponsor retained 1,940,625 Class A ordinary shares and 4,826,250 Private Placement Warrants (the “Retained Securities”), which the Original Sponsor has agreed not to sell until the closing of the Company’s initial Business Combination.

Pursuant to the letter agreement entered into in connection with the Initial Public Offering, the holders of the Founder Shares have agreed not to transfer, assign, or sell any of the Founder Shares (or the Class A ordinary shares into which they were converted) until the earlier of (i) one year after the completion of a Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange, or similar transaction that results in the Company’s shareholders having the right to exchange their ordinary shares for cash, securities, or other property. Notwithstanding the foregoing, the Founder Shares will be released from the lock-up if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after the Business Combination. In connection with the August 28, 2025 Purchase Agreement, Samara Special Opportunities assumed the lock-up obligations of the Original Sponsor with respect to the acquired Founder Shares, and the Original Sponsor remains subject to the lock-up with respect to its Retained Securities.

Settlement and Forgiveness of Liabilities at Closing (Purchase Agreement)

In connection with the Purchase Agreement, effective as of August 29, 2025 (the “Payment Date”), the following related-party and third-party liabilities of the Company were paid or forgiven:

(i)	Paid-Off Liabilities: The Company’s third-party liabilities totaling approximately $1,118,982, including Winston & Strawn LLP ($846,172), Continental Stock Transfer & Trust Company ($76,982), Donnelley Financial ($113,280), and other vendors ($82,548). These amounts were recorded as accounts payable on the Company’s balance sheets. The Original Sponsor paid $126,365 of these liabilities, which was recognized as a capital contribution to additional paid-in capital.

(ii)	Written-Off Liabilities: The following related-party balances owed by the Company to the Original Sponsor were forgiven in full as of the Payment Date and recorded as capital contributions to additional paid-in capital: Working Capital Loan ($2,836,172), Convertible Promissory Note—Sponsor ($1,650,000), Due to Sponsor ($161,324), and accrued Administrative Services Fee ($270,000). The aggregate of the forgiven balances totaling $4,917,496, together with $126,365 of the Paid-Off Liabilities funded directly by the Original Sponsor, represents a total capital contribution to additional paid-in capital of $5,043,861.

Working Capital Loan – Samara Special Opportunities (New Sponsor)

Following the closing of the Purchase Agreement, Samara Special Opportunities, as the New Sponsor, provided the Company with a Working Capital Loan of up to $300,000 to fund ongoing operating expenses in connection with the Company’s search for a Business Combination. As of September 30, 2025, there was $4,194 outstanding under the Samara Working Capital Loan. The Samara Working Capital Loan is non-interest bearing and repayable upon the earlier of (i) the date on which Company consummates its initial business combination or (ii) the date on which Company determines to cease pursuing a business combination.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to the Registration Rights Agreement dated May 12, 2022, the holders of Founder Shares and Private Placement Warrants will have registration rights. Samara Special Opportunities has joined the Registration Rights Agreement pursuant to a joinder executed in connection with the Purchase Agreement, and will receive the same registration rights as previously held by the Original Sponsor with respect to the Transferred Securities.

NOTE 7. WARRANT LIABILITY

The Company accounts for the 29,025,000 warrants issued in connection with the Initial Public Offering (16,087,500 Private Placement Warrants and 12,937,500 Public Warrants) as liabilities under ASC 815-40, Derivatives and Hedging, because the warrants are not considered indexed to the Company’s own stock. The warrants are measured at fair value at each reporting date, with changes in fair value recognized in the statement of operations. The Company will continue to remeasure the warrants until the earlier of their exercise or expiration, at which time the related warrant liability will be reclassified to additional paid-in capital.

Public Warrants may only be exercised for a whole number of shares; no fractional shares will be issued. The Public Warrants will become exercisable 30 days after the consummation of a Business Combination and will expire five years thereafter or earlier upon redemption or liquidation.

The Company will not be obligated to deliver Class A ordinary shares upon exercise of a Public Warrant unless a registration statement under the Securities Act covering the issuance of the underlying shares is then effective and a current prospectus is available, and unless the issuance is registered or qualified under the securities laws of the state of the exercising holder (or an exemption is available).

Within 15 business days after the closing of a Business Combination, the Company has agreed to use its best efforts to file a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain its effectiveness, with a current prospectus, until the warrants expire or are redeemed. If a registration statement covering such shares is not effective by the 60th business day after the closing, holders may exercise on a cashless basis under Section 3(a)(9) of the Securities Act or another available exemption until effectiveness is restored.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants in whole and not in part, at $0.01 per warrant, upon not less than 30 days’ prior written notice, if and only if the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, dividends, reorganizations, recapitalizations, and the like) for any 20 trading days within a 30-trading-day period ending three business days before the Company sends the notice of redemption.

The Company may not exercise this redemption right unless an effective registration statement covering the underlying Class A ordinary shares is in place throughout the 30-day redemption period, except that the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities under applicable state securities laws.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants in whole and not in part, at $0.10 per warrant, upon a minimum of 30 days’ prior written notice, if and only if (i) the closing price of the Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for anti-dilution adjustments described in the warrant agreement) for any 20 trading days within a 30-trading-day period ending three trading days before the Company sends the notice of redemption, and (ii) the closing price of the Class A ordinary shares for any such 20-trading-day period is less than $18.00 per share, in which case the Private Placement Warrants must concurrently be called for redemption on the same terms. Holders may exercise their warrants on a cashless basis prior to redemption and receive a number of Class A ordinary shares determined by reference to the table set forth in the warrant agreement based on the redemption date and the “fair market value” of the Class A ordinary shares.

The Company may not exercise this redemption right if the issuance of Class A ordinary shares upon exercise of the warrants is not exempt from, or has not been registered or qualified under, applicable state blue sky laws.

The exercise price and number of Class A ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances, including in the event of a share dividend, extraordinary dividend, recapitalization, reorganization, merger, or consolidation. In no event will the Company be required to net cash settle the Public Warrants. If the Company calls the Public Warrants for redemption, management may require all holders to exercise their Public Warrants on a “cashless basis,” as described in the warrant agreement.

If the Company is unable to complete a Business Combination within the Combination Period and the Trust Account is liquidated, holders of Public Warrants will not receive any distribution from Trust Account funds or other Company assets with respect to their Public Warrants, and the Public Warrants may expire worthless.

If (i) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Business Combination on the closing date (net of redemptions), and (iii) the volume-weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the closing of the Business Combination (the “Market Value”) is below $9.20 per share, then:

●	the exercise price of the warrants will be adjusted (to the nearest cent) to 115% of the higher of the Market Value and the Newly Issued Price; and

●	the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to 180% of the higher of the Market Value and the Newly Issued Price.

The Newly Issued Price will be determined in good faith by the Company’s board of directors and, for issuances to the Sponsor or its affiliates, will be calculated without giving effect to any Founder Shares held by them prior to such issuance.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the Class A ordinary shares issuable upon their exercise are not transferable, assignable, or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. So long as the Private Placement Warrants are held by the initial purchasers or their permitted transferees, they are exercisable on a cashless basis and are non-redeemable. If transferred to any other holder, the Private Placement Warrants become redeemable by the Company and exercisable on the same basis as the Public Warrants.

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares – The Company is authorized to issue 1,000,000 preference shares of $0.0001 par value. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares – The Company is authorized to issue up to 479,000,000 Class A ordinary shares, $0.0001 par value. As of September 30, 2025 and December 31, 2024, there were 6,494,770 (26,021 shares redeemable; 6,468,749 shares non-redeemable) and 7,944,129 (1,475,380 redeemable; 6,468,749 shares non-redeemable) Class A ordinary shares issued and outstanding, respectively. Of the non-redeemable Class A shares, 4,528,124 are held by Samara Special Opportunities (acquired pursuant to the Purchase Agreement), 1,940,625 are held by the Original Sponsor (ICE I Holdings Pte. Ltd.) as Retained Shares, and the remaining shares are held by other holders.

Class B Ordinary Shares – The Company is authorized to issue up to 20,000,000 Class B ordinary shares, $0.0001 par value. At September 30, 2025 and December 31, 2024, there was one Class B ordinary share issued and outstanding, held by Samara Special Opportunities following the closing of the Purchase Agreement.

Additional Paid-in Capital – During the three months ended September 30, 2025, the Company recognized $5,043,861 in additional paid-in capital, representing the fair value of the capital contribution made by the Original Sponsor in connection with the discharge and forgiveness of related-party and third-party liabilities described in Note 5.

NOTE 9. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities approximates their carrying amounts due to their short-term nature, except for the warrant liability. The Company classifies its fair value measurements within the three-level hierarchy established by ASC 820: Level 1 — quoted prices in active markets for identical assets or liabilities; Level 2 — observable inputs other than Level 1 prices, such as quoted prices for similar assets or quoted prices in markets that are not active; and Level 3 — unobservable inputs reflecting the Company’s own assumptions about the assumptions market participants would use.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

	Level	September 30, 2025	December 31, 2024
Assets:
Investments held in Trust Account – U.S. Treasury Securities	1	$478,040	$17,518,993
Liabilities:
Public Warrants	1	-	$258,750
Public Warrants	2	$388,126	-
Private Warrants	3	$321,750	$321,750

Transfers between Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The Public Warrants were transferred from Level 1 to Level 2 during the quarter ended March 31, 2025 due to limited trading activity, then to Level 3 during the quarter ended June 30, 2025 due to no trading activity, and back to Level 2 during the quarter ended September 30, 2025 as limited trading activity resumed.

The Company established the initial fair value of the warrants on May 12, 2022, using a binomial option pricing model. Proceeds from the sale of Units, the sale of Private Placement Warrants, and the issuance of Class B ordinary shares were allocated first to the warrants at their fair values, with the remaining proceeds allocated based on relative fair values to Class A ordinary shares subject to possible redemption (temporary equity), Class A ordinary shares (permanent equity), and Class B ordinary shares (permanent equity).

The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Stock Price	$12.98	$11.80
Exercise Price	$11.50	$11.50
Risk-free rate of interest	3.74%	4.38%
Volatility	29.81%	5.4%
Expected term	1.6 years	0.7 years
Expected term of warrant conversion	5 years	5 years

The Private Placement Warrants are valued using a binomial option pricing model and are classified as Level 3. The Public Warrants were initially measured using a binomial option pricing model and are valued at September 30, 2025 based on limited observable market prices (Level 2) and at December 31, 2024 based on quoted market prices (Level 1).

The primary unobservable input used in valuing the Private Placement Warrants is expected volatility, which is derived from observable warrant pricing of comparable “blank check” companies without an identified target.

The following table presents a summary of the changes in the fair value of the Private Placement Warrants, Level 3 liabilities, measured on a recurring basis.

Fair value as of December 31, 2023	$482,625
Change in fair value(1)	(160,875)
Fair value as of December 31, 2024	$321,750
Change in fair value(1)	-
Fair value as of March 31, 2025	$321,750
Change in fair value(1)	160,875
Fair value as of June 30, 2025	$482,625
Change in fair value(1)	(160,875)
Fair value as of September 30, 2025	$321,750

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the statements of operations.

Public warrant liability fair value measurements (Level 1, 2 and 3) are detailed in the roll forward table below.

	Level 1	Level 2	Level 3
Balance – December 31, 2024	$258,750	$-	$-

Leveling transfer	(258,750)	258,750	-
Balance – March 31, 2025	$-	$258,750	$-

Leveling transfer	-	(258,750)	258,750
Change in Fair Value	-	-	129,376
Balance – June 30, 2025	$-	$-	$388,126

Leveling transfer	-	388,126	(388,126)
Change in Fair Value	-	-	-
Balance – September 30, 2025	$-	$388,126	$-

note 10. Segment Information

The Company’s chief operating decision maker (the “CODM”) is its Chief Executive Officer, who reviews the Company’s operating results in order to allocate resources and assess financial performance. Accordingly, the Company operates as a single reportable segment. In evaluating performance and resource allocation, the CODM reviews the following key metrics:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Formation costs and operating expenses	$172,592	$614,608	$767,862	$1,127,875
Interest earned on investments held in Trust Account	$4,894	$965,870	$280,097	$3,785,163

The key measures of segment profit or loss reviewed by the CODM are formation and operating costs and interest earned on investments held in the Trust Account. Formation and operating costs are monitored to manage cash sufficiency through the business combination period and to ensure expenditures are aligned with contractual obligations and budget. Interest earned on investments held in the Trust Account is monitored to assess Trust Account performance and to inform investment decisions consistent with the Trust Agreement.

NOTE 11. CORRECTION OF REDEMPTION PAYMENT CALCULATION ERROR

During the quarter ended September 30, 2025, management identified an uncorrected misstatement resulting from an error in the calculations of the total and per share amounts of redemptions payable to redeeming shareholders in connection with the May 15, 2025 redemption of 1,449,359 Class A ordinary shares. Specifically, approximately $151,055, consisting of $150,000 of extension contributions in a demand deposit account plus $1,055 of accrued interest thereon were omitted from the trust funds used to calculate the redemption amount as of May 12, 2025. As a result, redeeming shareholders were underpaid by approximately $0.1076 per redeemed share. Accordingly, Class A ordinary shares subject to possible redemption (“temporary equity”) was overstated and current liabilities were understated by approximately $155,957 as of June 30, 2025.

The following table summarizes the error on the Company’s unaudited condensed financial statements as of June 30, 2025:

Unaudited Condensed Balance Sheet	As Reported	Adjustment	As Revised
Payment payable to redeeming shareholders (current liabilities)	$-	$155,957	$155,957
Total current liabilities	$5,964,712	$155,957	$6,120,669
Class A ordinary shares subject to possible redemption	$473,146	$(155,957)	$317,189

Management evaluated the significance of the error in accordance with SEC Staff Accounting Bulletin No. 99 (“SAB 99”) and ASC 250, Accounting Changes and Error Corrections, and concluded that the error was not material to the Company’s June 30, 2025 unaudited condensed financial statements taken as a whole and therefore recorded the correcting entry during the quarter ended September 30, 2025.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the condensed financial statements were issued. The Company did not identify any subsequent events requiring adjustment to or disclosure in the financial statements other than the following:

Business Combination Agreement (“BCA”)

On April 8, 2026, the Company entered into a Business Combination Agreement (the “BCA”) with Blue Finance Technology Holding Limited (“Blue Finance”), Beckwell One Limited (“New Pubco”), Eaton One Limited (“Merger Sub”), and the Target Representative. The BCA provides for (i) a share contribution by Blue Finance shareholders to New Pubco and (ii) a merger of Merger Sub into the Company, with the Company surviving as a wholly owned subsidiary of New Pubco (the “Business Combination”).

As consideration, New Pubco will issue 21,985,971 ordinary shares to Blue Finance shareholders (valued at $10.00 per share) and, pursuant to anticipated subscription agreements, 814,029 and 1,200,000 ordinary shares to The Hugely Successful Company, LLC and MFC Tech Limited, respectively, at a nominal price per share. Blue Finance shareholders are also entitled to a contingent earnout of up to 6,000,000 ordinary shares based on market-based milestones over five years, with aggregate share issuances (including earnout) capped at 30,000,000, subject to adjustment.

At closing, the Company’s Class B shares will convert to Class A shares and exchange one-for-one for New Pubco ordinary shares, and the Company’s warrants will be converted into New Pubco warrants on substantially the same terms. Closing is subject to customary conditions, including shareholder and regulatory approvals, F-4 effectiveness, and Nasdaq listing approval, with an outside termination date of November 4, 2026.

Voting Agreement

In connection with the Business Combination, certain Blue Finance shareholders are expected to enter into a Voting Agreement at closing. Pursuant to this agreement, such shareholders will agree to vote their shares in favor of the Business Combination and against any transactions that could impede or delay its consummation. The agreement also includes customary provisions regarding transfer restrictions, waiver of appraisal rights, and information sharing, and will terminate upon the closing of the Business Combination or earlier termination of the Business Combination Agreement.

Lock-Up Agreement

Certain Blue Finance shareholders are expected to enter into Lock-Up Agreements at closing, pursuant to which they will be restricted from transferring their New Pubco ordinary shares for a period of twelve months following the closing, subject to customary permitted transfers. The lock-up restrictions may be partially released after six months with the consent of the Target Representative. The agreement includes customary provisions relating to transfer restrictions, including stop-transfer instructions and restrictive legends.

Sponsor Support Agreement

On April 8, 2026, the sponsor of IVCA entered into a Sponsor Support Agreement with IVCA and Blue Finance. Under this agreement, the sponsor agreed to vote its shares in favor of the Business Combination, not to redeem its shares in connection with the transaction, and to waive certain anti-dilution rights. The agreement includes customary transfer restrictions and will terminate upon the earlier of closing or termination of the Business Combination Agreement.

Strategic Alliance / Side Letter Arrangement

HSC Subscription Agreement

Under the HSC Subscription Agreement, New Pubco will issue 814,029 ordinary shares to The Hugely Successful Company, LLC (“HSC”), at closing, representing approximately 2.6% ownership, with the right to receive additional shares upon achievement of a valuation milestone to maintain an additional 2.6% ownership on a post-issuance basis. HSC may also receive up to 203,507 earnout shares if applicable milestones are met.

The consideration for these shares is non-cash and is deemed satisfied by amounts previously contributed or committed by HSC under a prior agreement, with only nominal cash consideration of $0.0001 per share paid for legal purposes. The subscription price is based on the implied equity value of New Pubco as established in the Business Combination Agreement.

MFC Tech Subscription Agreement

Under the MFC Tech Subscription Agreement, New Pubco will issue 1,200,000 ordinary shares to MFC Tech Limited (“MFCT”), under a prior consulting arrangement with Blue Finance, in satisfaction and replacement of Blue Finance’s obligations under that agreement. The shares will be issued for nominal cash consideration of $0.0001 per share (approximately $120 in total).

In addition, MFCT is entitled to participate in the earnout arrangement and may receive up to 300,000 additional ordinary shares upon achievement of specified milestones under the Business Combination Agreement.

2026 Extraordinary General Meeting

On April 28, 2026, the Company filed a definitive information statement on Schedule 14C in connection with an extraordinary general meeting of its shareholders held on May 14, 2026 (the “2026 Extraordinary General Meeting”) to, among other things, (i) extend the Initial Business Combination period from May 12, 2027 to May 12, 2028 (the “Extended Combination Period”), and (ii) change the Company’s name from “Investcorp AI Acquisition Corp.” to “Libity.” At the 2026 Extraordinary General Meeting, the Company’s shareholders approved, by special resolution, proposals to amend the Company’s Amended and Restated Memorandum and Articles of Association to (i) extend the date by which the Company has to consummate a Business Combination from May 12, 2027 to May 12, 2028, and (ii) effect the Name Change. In connection with the 2026 Extraordinary General Meeting, holders of 11,896 Class A ordinary shares exercised their right to redemption at a per-share redemption price of approximately $12.84, for an aggregate redemption amount of approximately $152,721, which was paid on May 18, 2026. Following this redemption, 14,125 Class A ordinary shares remained outstanding in the trust.

Redemption and Supplemental (“Stub”) Payment

Subsequent to May 15, 2025, in connection with the redemption of 1,449,359 Class A ordinary shares, management identified that $150,000 of principal, representing three extension contribution payments, had not been included in the trust account balance used to calculate the redemption price paid to redeeming shareholders. This amount remained in the Citibank cash portion of the trust account and had not been invested as of May 12, 2025, date used to determine the redemption value based on the trust balance reported by Citibank. Citibank subsequently credited the trust account with $1,055 of accrued interest on the uninvested $150,000 through May 12, 2025 (the “Omitted Amount”). As a result, the corrected trust account balance as of May 12, 2025, was approximately $17,986,669, compared to the $17,836,382 previously used to determine the redemption price.

Consequently, the Company approved a supplemental (“stub”) payment to the shareholders who redeemed their shares on May 15, 2025. Based on the trust account reconciliation from Continental Stock Transfer & Trust Company (“CST”) as of May 13, 2026, the Omitted Amount represented approximately 32.44% of the adjusted net trust balance remaining after the May 15, 2025, redemption payments. Applying the same proportional allocation to trust interest earned from May 12, 2025, through May 13, 2026, approximately $7,702 of additional interest was calculated as allocable to the redeeming shareholders. The aggregate stub distribution amounted to approximately $155,957, or approximately $0.1076 per redeemed share, after accounting for rounding and administrative holdbacks. The stub payment was distributed on May 15, 2026.

Following the stub payment of approximately $155,957 and redemption payment of approximately $152,721, the trust account balance was approximately $181,337, or approximately $12.84 per remaining public share outstanding as of May 15, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Libity (formerly Investcorp AI Acquisition Corp.) References to our “management” refer to our officers and directors, and references to the “Sponsor” refer to Samara Special Opportunities (the current sponsor, following the August 28, 2025 closing of the Purchase Agreement), and references to the “Original Sponsor” refer to ICE I Holdings Pte. Ltd. The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words such as “anticipate,” “believe,” “expect,” “intend,” “plan,” “may,” “will,” “could,” “should,” “would,” or similar expressions, and include statements about the Company’s expectations regarding the Business Combination, the timing of the Business Combination, the operations of the post-closing entity, and the Company’s ability to continue as a going concern. These forward-looking statements are based on management’s current expectations and involve known and unknown risks and uncertainties, including those described in “Risk Factors” and elsewhere in this Quarterly Report. Actual results may differ materially from those projected. Forward-looking statements speak only as of the date of this Quarterly Report, and the Company undertakes no obligation to update any forward-looking statement, except as required by law.

Overview

We are a blank check company incorporated on February 19, 2021, as a Cayman Islands exempted company and formed for the purpose of effectuating a business combination with one or more businesses.

On May 12, 2022, we consummated the Initial Public Offering of 22,500,000 Units at $10.00 per Unit, generating gross proceeds of $225,000,000. Additionally, the underwriter exercised their over-allotment option, resulting in an additional 3,375,000 Units issued for an aggregate amount of $33,750,000.

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

On April 24, 2025, the Company filed a definitive proxy statement in connection with an upcoming annual general meeting of its shareholders to, among other things, seek an extension of the Initial Business Combination period from May 12, 2025 to May 12, 2027 (“Combination Period”). On May 12, 2025, shareholders of the Company held the 2025 Extraordinary General Meeting. At the 2025 Extraordinary General Meeting, the Company’ shareholders approved the proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to give the Company the right to extend the date by which it has to consummate a business combination from May 12, 2025 to May 12, 2027. At the 2025 Extraordinary General Meeting, holders of 1,449,359 shares of Class A ordinary shareholders exercised their right to redemption at a per share redemption price of approximately $12.09, for an aggregate redemption amount of approximately $17,521,050. As a result of the 2025 Extraordinary Meeting, the time to complete the Initial Business Combination has been extended for a twenty-four-month period, to May 12, 2027.

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

On August 28, 2025, we consummated the Purchase Agreement pursuant to which Samara Special Opportunities became our new controlling sponsor, acquiring 4,528,124 Class A ordinary shares, 1 Class B ordinary share, and 11,261,250 Private Placement Warrants from ICE I Holdings Pte. Ltd. As a result of this transaction, Samara assumed control of the Company and responsibility for funding ongoing operating expenses and Trust Account extension contributions. We have until May 12, 2027 to complete a Business Combination.

Following the delisting of the Company’s securities from Nasdaq effective July 14, 2025, our ordinary shares, units, and warrants trade on the OTC Markets under the tickers “IVCAF,” “IVCAUF,” and “IVCAWF,” respectively.

Recent Developments

Business Combination Agreement (“BCA”)

On April 8, 2026, the Company entered into a Business Combination Agreement (the “BCA”) with Blue Finance Technology Holding Limited (“Blue Finance”), Beckwell One Limited (“New Pubco”), Eaton One Limited (“Merger Sub”), and a representative of Blue Finance shareholders (the “Target Representative”). The BCA provides for (i) a share contribution by which Blue Finance shareholders will exchange their equity interests for ordinary shares of New Pubco and (ii) a merger of Merger Sub with and into the Company, with the Company surviving as a wholly owned subsidiary of New Pubco (collectively, the “Business Combination”).

As consideration, New Pubco will issue 21,985,971 ordinary shares to Blue Finance shareholders, valued at $10.00 per share. New Pubco also expects to issue 814,029 and 1,200,000 ordinary shares to The Hugely Successful Company, LLC (“HSC”) and MFC Tech Limited (“MFC Tech”), respectively, at a nominal price per share pursuant to anticipated subscription agreements. The Blue Finance shareholders are also entitled to a contingent earnout of up to 6,000,000 ordinary shares based on market-based milestones over a five-year period, with total share issuances (including earnout) capped at 30,000,000, subject to adjustment.

At closing, the Company’s Class B ordinary shares will convert to Class A ordinary shares and exchange one-for-one for New Pubco ordinary shares, and the Company’s warrants will be converted into New Pubco warrants on substantially the same terms.

Closing is subject to customary conditions, including shareholder and regulatory approvals, effectiveness of a registration statement on Form F-4, and Nasdaq listing approval. The BCA includes customary representations, warranties, covenants, and termination provisions, with an outside termination date of November 4, 2026.

2026 Extraordinary General Meeting

On April 28, 2026, the Company filed a definitive information statement on Schedule 14C in connection with an extraordinary general meeting of its shareholders held on May 14, 2026 (the “2026 Extraordinary General Meeting”) to, among other things, (i) extend the Initial Business Combination period from May 12, 2027 to May 12, 2028 (the “Extended Combination Period”), and (ii) change the Company’s name from “Investcorp AI Acquisition Corp.” to “Libity.” At the 2026 Extraordinary General Meeting, the Company’s shareholders approved, by special resolution, proposals to amend the Company’s Amended and Restated Memorandum and Articles of Association to (i) extend the date by which the Company has to consummate a Business Combination from May 12, 2027 to May 12, 2028, and (ii) effect the Name Change. In connection with the 2026 Extraordinary General Meeting, holders of 11,896 Class A ordinary shares exercised their right to a redemption price of approximately $12.84, for an aggregate redemption amount of approximately $152,721, which was paid on May 18, 2026. Following the redemption, the Company had a total of 14,125 Class A ordinary shares remained outstanding.

Redemption and Supplemental (“Stub”) Payment

Subsequent to May 15, 2025, in connection with the redemption of 1,449,359 Class A ordinary shares, management identified that $150,000 of principal, representing three extension contribution payments, had not been included in the trust account balance used to calculate the redemption price paid to redeeming shareholders. This amount remained in the Citibank cash portion of the trust account and had not been invested as of May 12, 2025, date used to determine the redemption value based on the trust balance reported by Citibank. Citibank subsequently credited the trust account with $1,055 of accrued interest on the uninvested $150,000 through May 12, 2025 (the “Omitted Amount”). As a result, the corrected trust account balance as of May 12, 2025, was approximately $17,986,669, compared to the $17,836,382 previously used to determine the redemption price.

Consequently, the Company approved a supplemental (“stub”) payment to the shareholders who redeemed their shares on May 15, 2025. Based on the trust account reconciliation from Continental Stock Transfer & Trust Company (“CST”) as of May 13, 2026, the Omitted Amount represented approximately 32.44% of the adjusted net trust balance remaining after the May 15, 2025, redemption payments. Applying the same proportional allocation to trust interest earned from May 12, 2025, through May 13, 2026, approximately $7,702 of additional interest was calculated as allocable to the redeeming shareholders. The aggregate stub distribution amounted to approximately $155,957, or approximately $0.1076 per redeemed share, after accounting for rounding and administrative holdbacks. The stub payment was distributed on May 15, 2026.

Following the stub payment of approximately $155,957 and redemption payment of approximately $152,721, the trust account balance was approximately $181,337, or approximately $12.84 per remaining public share outstanding as of May 15, 2026.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from February 19, 2021 (inception) through September 30, 2025, were organizational activities, those necessary to prepare for the IPO, identifying target companies for a business combination, and the consummation of the change in sponsorship described above. We generate non-operating income in the form of interest income on investments held in the Trust Account.

For the three months ended September 30, 2025, we had a net loss of $6,823, consisting of operating costs of $172,592, offset by a change in fair value of warrants of $160,875, and interest earned from marketable securities held in the Trust Account of $4,894. For the three months ended September 30, 2024, we had a net loss of $229,238, consisting of operating costs of $614,608, and change in fair value of warrants of $(580,500), offset by interest earned from marketable securities held in the Trust Account of $965,870. The significant decrease in trust interest income compared to the same period in 2024 reflects the dramatic reduction in Trust Account funds resulting from the May 2025 redemption of 1,449,359 Class A ordinary shares.

For the nine months ended September 30, 2025, we had a net loss of $617,140, consisting of operating costs of $767,862 and change in fair value of warrants of $(129,375), partially offset by interest earned from the Trust Account of $280,097. For the nine months ended September 30, 2024, we had net income of $1,786,538, which consisted of operating costs of $1,127,875 and change in fair value of warrants of $(870,750), offset by interest earned from the Trust Account of $3,785,163. The significant decrease in trust interest income compared to the same period in 2024 reflects the dramatic reduction in Trust Account funds resulting from the May 2025 redemption of 1,449,359 Class A ordinary shares.

Liquidity, Capital Resources, and Going Concern Consideration

As of September 30, 2025, the Company had $1 in cash and a working capital deficit of $173,333, compared to a working capital deficit of $4,888,645 as of June 30, 2025. The significant improvement reflects the discharge and forgiveness of all legacy sponsor liabilities in connection with the Purchase Agreement, as described in Note 5 of the accompanying financial statements.

For the nine months ended September 30, 2025, cash used in operating activities was $2,209,328. Net loss of $617,140 was affected by the change in fair value of the warrant liability of $129,375 and interest income of $280,097. Changes in operating assets and liabilities used $1,441,466 of cash, primarily reflecting the reduction of accounts payable and accrued expenses (which were paid by the Company in connection with the Purchase Agreement) and payoff of the Due to Sponsor balance.

For the nine months ended September 30, 2025, net cash provided by investing activities was $17,321,050, primarily driven by the $17,521,050 withdrawn from the Trust Account for payment to redeeming shareholders in May 2025, partially offset by $200,000 of extension contributions deposited into the Trust Account during the period.

For the nine months ended September 30, 2025, net cash used in financing activities was $16,144,319, reflecting $17,521,050 in payments to redeeming shareholders, partially offset by $200,000 in proceeds from the convertible promissory note from the Original Sponsor, $1,046,172 in proceeds from the working capital loan from the Original Sponsor, $126,365 accounts payable paid by Original Sponsor on behalf of the Company, and $4,194 from the Samara Working Capital Loan.

We intend to use substantially all of the funds in the Trust Account to complete our Business Combination. To the extent share capital or debt is used as consideration, the remaining Trust proceeds will be used as working capital to finance the operations of the target business, make other acquisitions, and pursue our growth strategies.

In order to finance transaction costs in connection with a Business Combination, our Sponsor, its affiliates, or our officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loan”), evidenced by promissory notes. The Working Capital Loan is non-interest bearing and is repayable upon the earlier of the consummation of a Business Combination or the date the Company determines to cease pursuing a Business Combination. If a Business Combination does not close, the Company may use proceeds held outside the Trust Account — but no Trust proceeds — to repay the Working Capital Loan.

The Company has incurred and expects to continue to incur significant costs in pursuit of its Business Combination. The Company is dependent upon Samara Special Opportunities to fund operating expenses and Trust Account extension contributions, and there is no assurance that the Company will successfully consummate a Business Combination prior to May 12, 2028. Management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance date of these financial statements. Management’s plans to address these conditions include consummating the Business Combination prior to May 12, 2028 and obtaining additional financial support from Samara as needed; however, these plans are outside the Company’s control and accordingly substantial doubt has not been alleviated. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of September 30, 2025 and December 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than described below:

Registration Rights

The holders of the Founder Shares and Private Placement Warrants (and any Class A ordinary shares issuable upon exercise of the Private Placement Warrants) are entitled to registration rights pursuant to a registration rights agreement. The holders are entitled to make up to three demands, excluding short-form demands, that the Company register such securities, and have certain “piggy-back” registration rights with respect to registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Working Capital Loan

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loan”), evidenced by promissory notes. The Working Capital Loan is non-interest bearing and is repayable upon the earlier of the consummation of a Business Combination or the date the Company determines to cease pursuing a Business Combination. In the event that a Business Combination does not close, the Company may use proceeds held outside the Trust Account — but no proceeds held in the Trust Account — to repay the Working Capital Loan.

Critical Accounting Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following as its critical accounting estimate.

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

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional quantitative and qualitative income tax disclosures to enable financial statements users to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. For public business entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024, which will be fiscal 2025. Management expects the adoption of this guidance to result in disclosure changes only.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

JOBS Act

The Company is an “emerging growth company” within the meaning of the JOBS Act and has elected to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As a result, the Company will adopt new or revised accounting standards on the effective dates applicable to private companies, and the Company’s financial statements may not be comparable to those of companies that comply with public company effective dates. The Company also intends to rely on other exemptions available to emerging growth companies, including exemptions from the requirement to provide an auditor’s attestation report on internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act and from certain executive compensation disclosure requirements. The Company will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of its initial public offering, (ii) the date it qualifies as a “large accelerated filer,” (iii) the date its annual gross revenues exceed $1.235 billion, or (iv) the date it has issued more than $1.0 billion in non-convertible debt over the prior three-year period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2025. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025, due to a previously identified material weakness in our internal control over financial reporting relating to an ineffective review control over the accrual of expenses, which resulted in a material adjustment to accrued expenses in connection with our Form 8-K filed on May 26, 2022 and an over-accrual of legal fees during the year ended December 31, 2023. Additionally, the Company did not maintain a control requiring independent reconciliation of the total trust account balance to ensure accuracy of the distribution to redeeming shareholders, which resulted in an underpayment.in the second quarter of the year ending December 31, 2025.

Following the change in sponsorship on August 28, 2025, our new management team is in the process of designing and implementing additional review controls intended to remediate the material weakness, including the implementation of a quarterly close checklist requiring sign-off by both the chief financial officer and an independent reviewer. In addition, management has implemented an enhanced reconciliation procedure for all future redemption events, requiring: (i) a comprehensive pre-payment reconciliation of all trust account sub-components (money market, cash, and any other positions) to a single total trust balance; (ii) comparison of that total to the trust value used in the per-share calculation; and (iii) CFO sign-off on the reconciliation prior to any redemption disbursement. The material weakness will not be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively. As of September 30, 2025, the material weakness has not been remediated.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in (i) our final prospectus for our Initial Public Offering filed with the SEC on May 10, 2022, and (ii) our annual report on Form 10-K filed with the SEC on April 16, 2025. In addition to risks previously disclosed, the following risk factors have become material since the filing of our most recent Annual Report:

Change in Sponsorship.

On August 28, 2025, we consummated the Purchase Agreement pursuant to which Samara Special Opportunities acquired control of the Company from ICE I Holdings Pte. Ltd. Samara has no prior track record as a SPAC sponsor, and there can be no assurance that Samara will be able to identify, negotiate, and consummate a Business Combination within the Combination Period ending May 12, 2028, or that any such Business Combination will provide value to shareholders.

OTC Market Trading.

Following the formal Nasdaq delisting on July 14, 2025, the Company’s securities now trade only on the OTC Markets. OTC trading is substantially less liquid than exchange-listed trading, which may adversely affect the trading price of our securities and the ability of shareholders to buy or sell our securities.

Pendency of the Business Combination Agreement.

On April 8, 2026, the Company entered into the Business Combination Agreement (described in Note 12 in the accompanying financial statements). Consummation is subject to numerous conditions, including effectiveness of a Form F-4, shareholder approval, regulatory approvals, and Nasdaq listing approval of New Pubco. There can be no assurance these conditions will be satisfied or that the Business Combination will be consummated by the outside termination date of November 4, 2026, or at all. If the Business Combination is not consummated, the Company may be required to liquidate if it is unable to consummate any business combination prior to May 12, 2028. The pendency of the transaction may also adversely affect the trading price of our securities, divert management’s attention, and result in significant transaction costs regardless of outcome.

Concentration of Voting Power Following Completion of the Business Combination.

Following the Business Combination, Blue Finance’s controlling shareholder and his affiliates are expected to hold a majority of New Pubco’s voting power and will be able to control the election of directors, amendments to organizational documents, and other matters submitted to shareholders. This concentration may limit other shareholders’ influence and adversely affect the market price of New Pubco’s securities.

Limited Trust Account Funds and Reliance on Sponsor Financing.

As of September 30, 2025, the Trust Account held only $322,083 (excluding $155,957 payable to redeeming shareholders), following the May 2025 redemption of substantially all of the Company’s public shares. The Company’s ability to pay transaction expenses, fund extension contributions to the Trust Account, and continue its operations in pursuit of the Business Combination is dependent upon the willingness and ability of Samara Special Opportunities to fund such expenses and contributions. There can be no assurance that Samara will continue to provide such funding or that any such funding will be sufficient to permit the Company to consummate the Business Combination. Failure to obtain adequate funding could result in the Company’s inability to consummate the Business Combination and require the Company to liquidate.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the Purchase Agreement dated August 28, 2025, the Original Sponsor (ICE I Holdings Pte. Ltd.) sold to Samara Special Opportunities (i) 4,528,124 Class A ordinary shares, (ii) 1 Class B ordinary share, and (iii) 11,261,250 Private Placement Warrants, for an aggregate purchase price of $1.00. The sale was made in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Business Combination Agreement, dated April 8, 2026, by and among Investcorp AI Acquisition Corp., Blue Finance Technology Holding Limited, Beckwell One Limited, Eaton One Limited, and Oliver Larholt, solely in his capacity as Seller Representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by IVCA on April 13, 2026)
2.2	Purchase Agreement, dated August 28, 2025, by and among Samara Special Opportunities, Investcorp AI Acquisition Corp., and ICE I Holdings Pte. Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by IVCA on August 28, 2025)
10.1	Form of Voting Agreement (included as Exhibit A to the Business Combination Agreement) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by IVCA on April 13, 2026)
10.2	Form of Lock-Up Agreement (included as Exhibit B to the Business Combination Agreement) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by IVCA on April 13, 2026)
10.3	Sponsor Support Agreement, dated April 8, 2026, by and among Samara Special Opportunities, Investcorp AI Acquisition Corp., and Blue Finance Technology Holding Limited (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by IVCA on April 13, 2026)
10.4	Form of Subscription Agreement by and between The Hugely Successful Company, LLC and Beckwell One Limited (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by IVCA on April 13, 2026)
10.5	Form of Subscription Agreement by and between MFC Tech Limited and Beckwell One Limited (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by IVCA on April 13, 2026)
Information Statement on Schedule 14C, filed by IVCA on April 28, 2026 (incorporated by reference).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a)
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a)
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBITY (formerly INVESTCORP AI ACQUISITION CORP.)

By:	/s/ Vikas Mittal
Name:	Vikas Mittal
Title:	Principal Executive Officer
Date:	May 27, 2026

By:	/s/ James M. DeAngelis
Name:	James M. DeAngelis
Title:	Principal Financial Officer and Principal Accounting Officer
Date:	May 27, 2026