Form 10-K
period 2025-12-31
Libity
filed 2026-06-22
CIK 1852889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-41383

LIBITY (formerly INVESTCORP AI ACQUISITION CORP.)

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

Century Yard, Cricket Square, Elgin Avenue

PO Box 1111, George Town, Grand Cayman, Cayman Islands KY1-1102

(Address of principal executive offices) (zip code)

(302) 738-7210

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	IVAUF	OTC Markets (Pink)
Class A ordinary shares, par value $0.0001 per share	IVCAF	OTC Markets (Pink)
Redeemable warrants, each exercisable for one Class A ordinary share at an exercise price of $11.50 per share	IVAWF	OTC Markets (Pink)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required pursuant to Rule 405 of Regulation S-T during the preceding 12 months. Yes ☐   No ☒

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒   Smaller reporting company ☒   Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As the registrant’s securities were delisted from Nasdaq effective July 14, 2025, no market quotation on a national securities exchange is available for computing the aggregate market value of voting and non-voting ordinary equity held by non-affiliates as of June 30, 2025.

As of June 18, 2026, there were 6,482,874 Class A ordinary shares, par value $0.0001, and 1 Class B ordinary share, par value $0.0001, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements can be identified by words such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” or their negatives. Forward-looking statements in this Form 10-K include, without limitation, statements regarding: (i) our ability to complete the business combination with Blue Finance Technology Holding Limited described herein or any other Initial Business Combination; (ii) our new sponsor’s ability to fund our operations; (iii) our ability to maintain continued reporting under the Exchange Act following the delisting of our securities from Nasdaq; and (iv) our ability to operate as a going concern.

These statements involve risks and uncertainties, many of which are beyond our control, and actual results may differ materially. Factors that could cause such differences are described in “Item 1A. Risk Factors.” We undertake no obligation to update any forward-looking statement except as required by law.

i

ii

PART I

Item 1. Business

In this Form 10-K, references to the “Company,” “we,” “us” and “our” refer to Libity (formerly Investcorp AI Acquisition Corp.) References to the “Sponsor” or the “Current Sponsor” mean Samara Special Opportunities, a Cayman Islands exempted company that acquired control of the Company on August 28, 2025. References to the “Former Sponsor” mean ICE I Holdings Pte. Ltd., the Company’s former sponsor.

General

Libity (formerly Investcorp AI Acquisition Corp.) is a Cayman Islands exempted company, formed on February 19, 2021 as a special purpose acquisition company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company was originally named Investcorp Acquisition Corp.; on January 11, 2022 it changed its name to Investcorp India Acquisition Corp.; and on October 15, 2024 and on May 14, 2026, it changed its name to Investcorp AI Acquisition Corp. and Libity, respectively. The Company intends to propose a further name change in connection with the Business Combination described below.

The Company has selected December 31 as its fiscal year end. The Company has not commenced any operations and will not generate operating revenue until it consummates an Initial Business Combination.

Initial Public Offering and Private Placement

The Company’s registration statement for its initial public offering (the “IPO”) was declared effective on May 9, 2022. On May 12, 2022, the Company consummated the IPO of 25,875,000 units (including the underwriter’s over-allotment) at $10.00 per unit, generating gross proceeds of $258,750,000. Each unit consisted of one Class A ordinary share and one-half of one redeemable warrant (each whole warrant exercisable at $11.50 per share). Simultaneously with the IPO closing, the Former Sponsor purchased 16,087,500 private placement warrants at $1.00 per warrant, generating gross proceeds of $16,087,500.

After IPO expenses, $266,512,500 was deposited in a U.S.-based trust account (the “Trust Account”) and invested in U.S. government securities with a maturity of 185 days or less, or in qualifying money market funds.

Extension Meetings, Redemptions and Nasdaq Delisting

On August 11, 2023, shareholders approved an extension of the business combination deadline to August 12, 2024 and removed the $5,000,001 net tangible asset redemption limitation. In connection therewith, holders of 16,085,554 Class A ordinary shares redeemed their shares for approximately $172,774,717 (approximately $10.74 per share). On August 12, 2024, shareholders approved a further extension to May 12, 2025, and holders of 8,314,066 Class A ordinary shares redeemed for approximately $95,447,584 (approximately $11.48 per share). Also on August 12, 2024, the Former Sponsor converted 6,468,749 of its Class B ordinary shares (the “Founder Shares”) into Class A ordinary shares on a one-for-one basis.

On April 29, 2025, Nasdaq notified the Company of its determination to delist the Company’s securities under Nasdaq Listing Rule IM-5101-2, which requires completion of a business combination within 36 months of IPO registration effectiveness. Trading on Nasdaq was suspended at the open of business on May 6, 2025. Nasdaq filed a Form 25 with the SEC on July 14, 2025, formally removing the Company’s securities from listing and registration on Nasdaq. Since that time, the Company’s units, Class A ordinary shares and warrants have traded on the OTC Markets under the symbols “IVAUF,” “IVCAF” and “IVAWF,” respectively.

On May 12, 2025, shareholders approved an extension of the deadline to consummate an Initial Business Combination from May 12, 2025 to May 12, 2027 (the “Combination Period”). In connection therewith, holders of 1,449,359 Class A ordinary shares redeemed for approximately $17,521,050 (approximately $12.09 per share). Following such redemptions, 26,021 Class A ordinary shares remained subject to possible redemption, and the Trust Account balance was approximately $473,146. On May 14, 2026, shareholders further approved an extension from May 12, 2027 to May 12, 2028. In connection therewith, holders of 11,896 Class A ordinary shares redeemed for approximately $152,721 (approximately $12.84 per share), which was paid on May 18, 2026. Following this redemption, 14,125 Class A ordinary shares subject to possible redemption remained outstanding in the trust.

Change in Sponsorship – Purchase Agreement (August 28, 2025)

On August 28, 2025, the Former Sponsor entered into a purchase agreement (the “Sponsor Purchase Agreement”) with Samara Special Opportunities, the Current Sponsor. Pursuant to the Sponsor Purchase Agreement, the Former Sponsor sold to the Current Sponsor (i) 4,528,124 Class A ordinary shares (which had previously been converted from Founder Shares), (ii) 1 Class B ordinary share (the sole outstanding Founder Share), and (iii) 11,261,250 private placement warrants, for an aggregate purchase price of $1.00. The Former Sponsor retained 1,940,625 Class A ordinary shares and 4,826,250 private placement warrants (the “Retained Securities”).

At closing: (a) the Current Sponsor joined the Registration and Shareholder Rights Agreement dated May 12, 2022; (b) the Former Sponsor’s officers and directors resigned and were replaced by designees of the Current Sponsor, with Vikas Mittal appointed as Principal Executive Officer and a director and James DeAngelis appointed as Principal Financial Officer and a director; (c) the IPO-era letter agreement (the “Insider Letter”) was terminated; (d) all SPAC Paid-Off Liabilities, Assumed Liabilities, and Written-Off Liabilities (as defined in the Purchase Agreement) were settled or extinguished as of August 29, 2025 (the “Payment Date”), as further described in Note 5; and (e) the Current Sponsor assumed responsibility for funding ongoing expenses of the Company, including any required Trust Account extension contributions.

Business Combination Agreement with Blue Finance

On April 8, 2026, the Company entered into a Business Combination Agreement (the “Business Combination Agreement” or “BCA”) with Blue Finance Technology Holding Limited, a United Kingdom private limited company (“Blue Finance”), Beckwell One Limited, an Irish public limited company (“New Pubco”), a Cayman Islands merger subsidiary of New Pubco (“Merger Sub”), and the Target Representative. The BCA contemplates a two-step transaction in which: (i) Blue Finance shareholders will contribute their shares to New Pubco in exchange for an aggregate of 21,985,971 New Pubco ordinary shares valued at $10.00 per share (the “Closing Consideration”), together with up to 6,000,000 contingent earnout shares issuable over five years upon achievement of share price and market capitalization milestones; and (ii) Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of New Pubco (the “Merger” and, together with the share contribution, the “Business Combination”). The implied equity value of Blue Finance is approximately $300 million.

Concurrently with signing, the Current Sponsor, the Company and Blue Finance entered into a Sponsor Support Agreement pursuant to which, among other things, the Current Sponsor agreed to vote in favor of the Business Combination, waive its redemption rights, and to waive certain anti-dilution rights. The agreement includes customary transfer restrictions and will terminate upon the earlier of closing or termination of the Business Combination Agreement. The outside termination date under the BCA is November 4, 2026. On April 13, 2026, the Company and Blue Finance issued a joint press release announcing the transaction.

Blue Finance – Overview

Blue Finance is a UK-based consumer finance technology company that provides regulated lending products through digitally-native channels. Blue Finance operates under permissions granted by the United Kingdom Financial Conduct Authority (“FCA”) and is subject to the FCA’s Consumer Duty and related conduct requirements. Blue Finance’s originations are supported by warehouse and forward-flow facilities with institutional credit partners. More detailed information regarding Blue Finance’s business, financial condition and prospects will be included in the Form F-4 registration statement and proxy statement/prospectus to be filed by New Pubco in connection with the Business Combination.

Business Strategy and Competition

Following the Former Sponsor’s departure, the Company no longer focuses its search on India-based targets. Under the Current Sponsor, the Company’s focus has shifted to financial technology, consumer finance and adjacent sectors, with its primary focus being completion of the Business Combination with Blue Finance. If the Business Combination is not consummated, the Company may pursue an alternative Initial Business Combination target in any industry or geography within the Combination Period. The Company continues to face competition from other SPACs, private equity groups and strategic acquirers, and its limited remaining Trust Account balance may limit the scale of alternative targets.

Employees; Facilities; Reporting

The Company has two executive officers and no other employees. The Company’s executive offices are located at the address on the cover page of this Form 10-K and are provided by an affiliate of the Current Sponsor at no cost to the Company. The Company registered its Units, Class A ordinary shares and warrants under the Exchange Act and continues to have reporting obligations thereunder notwithstanding the delisting of its securities from Nasdaq. The Company is an “emerging growth company” as defined in the JOBS Act and a “smaller reporting company” under Regulation S-K, and may rely on related reduced disclosure accommodations.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. The risks described below are those that we currently consider material to our shareholders, but are not exhaustive. Additional risks not presently known to us, or that we currently believe to be immaterial, may also impair our business and results.

Risks Relating to the Business Combination

We may not complete the Business Combination with Blue Finance within the time required by the BCA. The BCA is subject to customary closing conditions, including SEC clearance of the Form F-4 registration statement, shareholder approval, receipt of required regulatory consents (including in the United Kingdom, Ireland and the Cayman Islands), and absence of a material adverse effect. If any such condition is not satisfied or waived by November 4, 2026, either party may terminate the BCA. Failure to consummate the Business Combination would leave us dependent on identifying an alternative target within the Combination Period ending May 12, 2028 as the extension was further approved by shareholders on May 14, 2026.

A large number of redemptions in connection with the Business Combination would reduce the cash available to the post-Closing company. Substantially all of our Trust Account has been depleted through prior redemptions; as of the date of this Form 10-K, only 14,125 Class A ordinary shares remain subject to redemption. Although redemptions at Closing are therefore expected to be limited in absolute dollar terms, additional financings (if any) may be necessary to fund Blue Finance’s operations post-Closing, and no PIPE financing has been committed.

Our board did not obtain a fairness opinion in connection with the Business Combination. The Libity board of directors relied on the experience of its members and the results of due diligence to approve the transaction. No third-party valuation or fairness opinion was obtained, and shareholders have no assurance from an independent source that the price being paid for Blue Finance is fair to the Company from a financial point of view.

The Current Sponsor, the Former Sponsor and our directors and officers have interests in the Business Combination that differ from those of other shareholders, including the fact that their equity interests were acquired at nominal prices and will be worthless if the Business Combination (or another business combination) is not completed within the Combination Period.

Risks Relating to Blue Finance’s Business

Blue Finance is subject to extensive regulation by the FCA, including the Consumer Duty, affordability and creditworthiness assessment obligations, and complaints-handling requirements. Any actual or perceived failure to comply could result in enforcement action, restrictions on Blue Finance’s permissions, customer remediation obligations, or reputational harm. Blue Finance depends on warehouse and forward-flow facilities to fund originations; the loss or non-renewal of such facilities, or a material tightening of their terms, could materially reduce loan volumes.

Blue Finance operates in the United Kingdom and its revenues are denominated in pounds sterling, while New Pubco will be incorporated in Ireland and report in U.S. dollars. Currency fluctuations and cross-border tax and regulatory considerations could adversely affect the post-Closing company’s financial results.

Risks Relating to Our SPAC Structure and Trust Account

On May 12, 2025, our shareholders approved an extension of the deadline by which we must consummate an initial business combination from May 12, 2025 to May 12, 2027. In connection with the extension, holders of 1,449,359 Class A ordinary shares exercised their redemption rights and redeemed their shares for an aggregate of approximately $17.5 million, or approximately $12.09 per share. As a result of these redemptions, only 26,021 Class A ordinary shares remained outstanding and subject to possible redemption, and the balance in the Trust Account was reduced to approximately $473,146.

Subsequently, on May 14, 2026, our shareholders approved a further extension of the deadline to consummate an initial business combination from May 12, 2027 to May 12, 2028. In connection with the 2026 Extraordinary General Meeting, holders of 11,896 Class A ordinary shares redeemed approximately $152,721 at a per-share redemption price of approximately $12.84. Following this redemption, 14,125 Class A ordinary shares subject to possible redemption remained outstanding in the trust. If we do not complete an Initial Business Combination by May 12, 2028, we will cease operations, redeem the remaining public shares, and dissolve. The amount per share available on redemption will be limited to the balance remaining in the Trust Account at that time, which as of December 31, 2025 was $12.56. If third parties bring claims against us, the proceeds held in the Trust Account could be reduced below that amount.

We are reliant on the Current Sponsor to fund our ongoing operations. Under the Sponsor Purchase Agreement, the Current Sponsor assumed responsibility for funding the ongoing expenses of the Company and any monthly extension contributions. The Current Sponsor has extended working capital loans of up to $300,000 to fund our operations pending Closing, but is not obligated to make additional loans beyond that amount. If the Current Sponsor is unable or unwilling to continue providing funding, we may be unable to continue our search for a target or fund the expenses of the Business Combination.

Our independent registered public accounting firm’s report on our financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Risks Relating to Our Securities and OTC Trading

Our securities were delisted from Nasdaq effective July 14, 2025 and now trade only on the OTC Markets. OTC trading is substantially less liquid than exchange-listed trading, generally has wider bid-ask spreads, and is subject to penny-stock rules that may further impair liquidity. This may adversely affect the trading price of our securities and the ability of shareholders to buy or sell our securities. In order to list the post-Closing company’s securities on Nasdaq or another national securities exchange, New Pubco will be required to satisfy the initial listing requirements of such exchange, which are more stringent than the continued listing requirements applicable prior to delisting.

Our warrants are accounted for as liabilities measured at fair value, with changes in fair value reported in earnings. This may cause significant volatility in our reported results and may make us a less attractive business combination partner to certain targets.

The Current Sponsor holds the sole Class B ordinary share (the Founder Share) and a majority of our outstanding Class A ordinary shares. As a result, the Current Sponsor controls the outcome of most matters submitted to a shareholder vote, including the election of directors and approval of the Business Combination.

Risks Relating to Internal Controls and Regulation

We previously identified a material weakness in our internal control over financial reporting relating to an ineffective review control that resulted in a material adjustment to accrued expenses. Additionally, the Company did not maintain a control requiring independent reconciliation of the total trust account balance prior to distribution to redeeming shareholders, which resulted in an underpayment of approximately $155,957 to redeeming shareholders at the May 2025 extraordinary general meeting, subsequently corrected through a stub payment made in May 2026. Finally, the Company identified a material weakness during the year ended December 31, 2025 due to lack of controls over complex financial instruments. We continue remediation efforts but have not yet concluded that the material weaknesses have been remediated. The 2024 SPAC Rules impose additional disclosure and process requirements on de-SPAC transactions that may increase our costs and extend our timeline to completion.

Because we are incorporated in the Cayman Islands, shareholders may face practical difficulties enforcing their rights under U.S. federal securities laws, including in effecting service of process and enforcing U.S. judgments against our directors and officers resident outside the United States.

Risks Relating to Macroeconomic and Geopolitical Conditions

Macroeconomic conditions, tariff and trade policy uncertainty, geopolitical instability, and capital market volatility may adversely affect our ability to consummate the Business Combination. Global macroeconomic conditions have been characterized by significant volatility in recent periods. Factors including elevated inflation, rising and sustained high interest rates, broad-based U.S. tariff and trade policy changes, geopolitical conflicts (including the ongoing wars in Ukraine and the Middle East and heightened U.S.-China trade tensions), and concerns about a potential global economic slowdown have created, and may continue to create, adverse conditions affecting capital markets, credit availability, and business confidence. Deteriorating market conditions could reduce investor appetite for the Business Combination, make it more difficult to obtain PIPE or alternative financing commitments, impair New Pubco’s ability to satisfy Nasdaq initial listing requirements, or make shareholder approval less certain. A prolonged period of market dislocation or capital market disruption could delay or prevent completion of the Business Combination before the November 4, 2026 outside date under the BCA. We cannot predict the duration or severity of current macroeconomic conditions or the impact of future policy changes, and there can be no assurance that such conditions will not further deteriorate before the Business Combination is consummated.

Blue Finance’s consumer lending business is directly exposed to elevated UK benchmark interest rates and the availability of institutional funding facilities, each of which could materially impair its financial results and reduce the attractiveness of the Business Combination. Blue Finance funds its loan originations through warehouse and forward-flow facilities with institutional credit partners. Elevated benchmark rates (including SONIA and the Bank of England base rate) directly increase Blue Finance’s cost of funds, compress net interest margins, and reduce the economics of its lending operations. A sustained high-rate environment, a credit tightening by funding partners, or a material deterioration in UK consumer credit performance could materially reduce Blue Finance’s loan volumes, increase credit losses, or result in the loss or non-renewal of critical funding facilities. Any of these outcomes could adversely affect Blue Finance’s financial condition and results of operations, render the Business Combination less attractive to shareholders, or affect New Pubco’s ability to operate and grow the business following Closing.

Currency fluctuations between the pound sterling and the U.S. dollar could adversely affect the reported financial results of New Pubco following Closing. Blue Finance’s revenues and costs are denominated in pounds sterling. Following the Business Combination, New Pubco will be incorporated in Ireland and will report its financial results in U.S. dollars. Accordingly, Blue Finance’s sterling-denominated results will be translated into U.S. dollars for reporting purposes, and any depreciation of sterling against the U.S. dollar will reduce the reported dollar-equivalent value of Blue Finance’s revenues, earnings, and assets. Volatility in the sterling/dollar exchange rate — which has been elevated in recent periods due to UK macroeconomic uncertainty, trade policy developments, and global risk sentiment — could cause significant period-to-period variability in New Pubco’s reported results and make it difficult for investors to assess the underlying performance of the business. The Company and Blue Finance have not entered into currency hedging arrangements, and there can be no assurance that any such arrangements will be entered into following Closing.

U.S. tariff and trade policy developments may indirectly affect Blue Finance’s business through macroeconomic spillover effects on the UK economy and UK consumer credit quality. The U.S. administration has imposed, and may impose additional, broad-based tariffs on goods imported from numerous trading partners, including the United Kingdom. Although Blue Finance’s business is a UK consumer lending operation with no direct U.S. import or export exposure, the broader macroeconomic effects of tariff escalation — including retaliatory measures, reduced global trade volumes, currency volatility, increased inflationary pressure, and potential recessionary conditions in the UK — could reduce UK consumer spending power, increase unemployment, and impair the credit quality of Blue Finance’s borrowers. An increase in defaults, delinquencies, or credit losses in Blue Finance’s loan portfolio as a result of such conditions could materially reduce its earnings and the value of the combined company following Closing. Additionally, tariff-driven volatility in U.S. capital markets could reduce investor interest in New Pubco’s securities following Closing.

New Pubco and Blue Finance will depend on access to debt and equity capital markets following Closing, and current macroeconomic conditions may impair their ability to raise financing on acceptable terms. No committed PIPE financing has been arranged in connection with the Business Combination. Following Closing, New Pubco and Blue Finance will be dependent on available debt and equity markets to fund Blue Finance’s ongoing lending operations and support its growth strategy. A market environment characterized by tight credit conditions, elevated credit spreads, reduced appetite for small- and mid-cap equity issuances, or continued macroeconomic uncertainty could impair New Pubco’s ability to access capital on acceptable terms or at all. Any failure to obtain adequate financing could constrain Blue Finance’s loan origination volumes, limit its growth, and adversely affect New Pubco’s financial condition and the trading price of its securities following Closing.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We are a special purpose acquisition company with no business operations, no employees other than our executive officers, and no customer data. Our reliance on digital technologies is limited to third-party service providers (including our transfer agent, independent registered public accounting firm, and legal and administrative service providers). Our board of directors is responsible for general oversight of cybersecurity risk. We have not experienced any material cybersecurity incidents.

Item 2. Properties

We do not own or lease any real property. Our executive offices are located at the address on the cover page of this Form 10-K and are provided by an affiliate of the Current Sponsor at no cost to the Company.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s Units, Class A ordinary shares and warrants were historically traded on the Nasdaq Global Market under the symbols “IVCAU,” “IVCA” and “IVCAW,” respectively. Effective July 14, 2025, Nasdaq formally removed the Company’s securities from listing and registration pursuant to Nasdaq Listing Rule IM-5101-2. Since that time, the Company’s Units, Class A ordinary shares and warrants have been quoted on the OTC Markets under the symbols “IVAUF,” “IVCAF” and “IVAWF,” respectively.

Holders

As of December 31, 2025, there were three (3) holders of record of our Class A ordinary shares, one (1) holder of record of our Units, two (2) holders of record of our warrants, and one (1) holder of record of our Class B ordinary share.

Dividends

We have not paid any cash dividends to date and do not intend to do so prior to completion of an Initial Business Combination.

Unregistered Sales of Equity Securities

Pursuant to the Sponsor Purchase Agreement dated August 28, 2025, the Former Sponsor sold to the Current Sponsor (i) 4,528,124 Class A ordinary shares, (ii) 1 Class B ordinary share, and (iii) 11,261,250 private placement warrants, for an aggregate purchase price of $1.00. The sale was made in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act as a transaction not involving a public offering. No other unregistered sales of equity securities occurred during the fiscal year ended December 31, 2025.

Redemptions

In connection with the extraordinary general meeting held on May 12, 2025, holders of 1,449,359 Class A ordinary shares exercised their redemption rights at a redemption price of approximately $12.09 per share, for an aggregate redemption amount of approximately $17,521,050.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with our audited financial statements and related notes included elsewhere in this Form 10-K. Forward-looking statements are subject to the risks and uncertainties described under “Item 1A. Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are a Cayman Islands exempted company formed on February 19, 2021 for the purpose of effecting an Initial Business Combination. Significant events during fiscal 2025 include: (i) the April 29, 2025 Nasdaq delisting determination and the subsequent July 14, 2025 formal removal of our securities from Nasdaq; (ii) the May 12, 2025 shareholder approval of an extension of the Combination Period to May 12, 2027 (subsequently extended to May 12, 2028 at the 2026 Extraordinary General Meeting held on May 14, 2026), and the related redemption of 1,449,359 Class A ordinary shares for $17,521,050; (iii) the August 28, 2025 closing of the Sponsor Purchase Agreement, pursuant to which Samara Special Opportunities acquired control of the Company and the Former Sponsor paid or forgave $5,050,793 of Company liabilities; and (iv) the subsequent appointment of Vikas Mittal as Principal Executive Officer and Director and James DeAngelis as Principal Financial Officer and Director. Subsequent to year-end, on April 8, 2026, we entered into the Business Combination Agreement with Blue Finance.

Redemption and Supplemental (“Stub”) Payment

Subsequent to May 15, 2025, in connection with the redemption of 1,449,359 Class A ordinary shares, management identified that $150,000 of principal, representing three extension contribution payments, had not been included in the trust account balance used to calculate the redemption price paid to redeeming shareholders. This amount remained in the Citibank cash portion of the trust account and had not been invested as of the May 12, 2025 date used to determine the redemption value based on the trust balance reported by Citibank. Citibank subsequently credited the trust account with $1,055 of accrued interest on the uninvested $150,000 through May 12, 2025 (the “Omitted Amount”). As a result, the corrected trust account balance as of May 12, 2025, was approximately $17,986,669, compared to the $17,836,382 previously used to determine the redemption price.

Consequently, the Company approved a supplemental (“stub”) payment to the shareholders who redeemed their shares on May 15, 2025. Based on the trust account reconciliation from Continental Stock Transfer & Trust Company (“CST”) as of May 13, 2026, the Omitted Amount represented approximately 32.44% of the adjusted net trust balance remaining after the May 15, 2025, redemption payments. Applying the same proportional allocation to trust interest earned from May 12, 2025, through May 13, 2026, approximately $7,702 of additional interest was calculated as allocable to the redeeming shareholders. The aggregate stub distribution amounted to approximately $155,957, or approximately $0.1076 per redeemed share, after accounting for rounding and administrative holdbacks. The stub payment was distributed on May 15, 2026, which resulted in the trust account balance of approximately $181,337, or approximately $12.84 per remaining public share outstanding.

Following the stub payment of approximately $155,957 and redemption payment of approximately $152,721, the trust account balance was approximately $181,337, or approximately $12.84 per remaining public share outstanding as of May 15, 2026.

Results of Operations

We have not generated any operating revenue. For the fiscal year ended December 31, 2025, we had a net loss of $783,216, consisting of operating costs of $777,685 and loss on the change in fair value of warrant liability of $290,250, partially offset by interest earned on investments held in the Trust Account of $284,719. For the fiscal year ended December 31, 2024, we had net income of $2,326,207, consisting of operating costs of $1,948,874, offset by interest earned on investments held in the Trust Account of $3,984,831 and gain on the change in fair value of warrant liability of $290,250. The significant decrease in Trust Account interest income reflects the dramatic reduction in Trust Account funds following the May 2025 redemptions.

Liquidity, Capital Resources and Going Concern

As of December 31, 2025, we had cash of $1 held outside the Trust Account, working capital deficit of $176,223, and investments held in the Trust Account of $482,661 (including the amount payable to redeeming shareholders of $155,957). Our working capital position at year end reflects the August 2025 extinguishment of substantially all legacy sponsor liabilities in connection with the Sponsor Purchase Agreement and the discharge by the Former Sponsor of approximately $1,118,982 of third-party vendor obligations. Our ongoing operations are funded by a Working Capital Loan from the Current Sponsor of up to $300,000, of which $4,194 was outstanding at December 31, 2025.

For the year ended December 31, 2025, net cash used in operating activities was $2,216,260. Net loss of $783,216 was affected by the change in fair value of the warrant liability of $290,250 and interest income of $284,719. Changes in operating assets and liabilities used $1,438,575 of cash, primarily reflecting the reduction of accounts payable and accrued expenses (which were paid by the Company in connection with the Purchase Agreement) and payoff of the Due to Sponsor balance.

For the year ended December 31, 2025, net cash provided by investing activities was $17,321,050, primarily driven by the $17,521,050 withdrawn from the Trust Account for payment to redeeming shareholders in May 2025, partially offset by $200,000 of extension contributions deposited into the Trust Account during the year.

For the year ended December 31, 2025, net cash used in financing activities was $16,137,387, reflecting $17,521,050 in payments to redeeming shareholders, partially offset by $200,000 in proceeds from the convertible promissory note from the Original Sponsor, $1,046,172 in proceeds from the working capital loan from the Original Sponsor, $133,297 in accounts payable paid by Original Sponsor on behalf of the Company, and $4,194 from the Samara Working Capital Loan.

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

Off-Balance Sheet Arrangements

As of December 31, 2025 and December 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Warrants

The Company accounts for its Public Warrants and Private Placement Warrants in accordance with ASC 815, Derivatives and Hedging. The warrants do not meet the criteria for equity classification under ASC 815-40 and are therefore recorded as liabilities at fair value, with subsequent changes in fair value recognized in the statements of operations.

Public Warrants are measured using quoted market prices when available. Depending on trading volume and market activity, the Public Warrants are classified as Level 1 or Level 2 within the fair value hierarchy. When observable market prices are not considered representative of an active market, alternative observable inputs may be used to estimate fair value. The fair value of the Private Placement Warrants has subsequently been measured by reference to the trading price of the Public Warrants, which is considered to be a Level 2 fair value measurement.

Recently Issued and Adopted Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional quantitative and qualitative income tax disclosures to enable financial statements users to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. For public business entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024, which will be fiscal 2025. The Company adopted ASU 2023-09 during the fiscal year ended December 31, 2025 on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows and primarily resulted in enhanced income tax-related disclosures.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

The information required by this Item appears following Item 15 of this Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2025. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025, due to a previously identified material weakness in our internal control over financial reporting relating to an ineffective review control over the accrual of expenses, which resulted in a material adjustment to accrued expenses in connection with our Form 8-K filed on May 26, 2022 and an over-accrual of legal fees during the year ended December 31, 2023. Additionally, the Company did not maintain a control requiring independent reconciliation of the total trust account balance to ensure accuracy of the distribution to redeeming shareholders, which resulted in an underpayment.in the second quarter of the year ending December 31, 2025. Finally, the Company identified a material weakness during the year ended December 31, 2025 due to lack of controls over complex financial instruments.

Following the change in sponsorship on August 28, 2025, our new management team is in the process of designing and implementing additional review controls intended to remediate the material weaknesses, including the implementation of a quarterly close checklist requiring sign-off by both the chief financial officer and an independent reviewer. In addition, management has implemented an enhanced reconciliation procedure for all future redemption events, requiring: (i) a comprehensive pre-payment reconciliation of all trust account sub-components (money market, cash, and any other positions) to a single total trust balance; (ii) comparison of that total to the trust value used in the per-share calculation; and (iii) CFO sign-off on the reconciliation prior to any redemption disbursement. Additionally, we plan to implement a more thorough second level review process over the accounting for complex financial instruments. The material weaknesses will not be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively. As of December 31, 2025, the material weaknesses have not been remediated.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Based on an assessment performed in accordance with the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management has concluded that our internal control over financial reporting was not effective as of December 31, 2025 due to the material weaknesses described above. We continue our remediation efforts.

This Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2025, there were changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting, as described in “Evaluation of Internal Control Over Financial Reporting.”

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Name	Age	Position
Vikas Mittal	44	Principal Executive Officer and Director
James DeAngelis	65	Principal Financial Officer, Principal Accounting Officer and Director

Vikas Mittal has served as our Principal Executive Officer and a Director since August 28, 2025. Mr. Mittal has served as the Managing Member and Chief Investment Officer of Meteora Capital, LLC since January 2022, and previously was an investment professional and member of Glazer Capital, LLC, which he joined in 2005. Mr. Mittal also serves in roles at other special purpose acquisition companies, including as Chief Executive Officer and Chief Financial Officer of Invest Acquisition Corporation (formerly Investcorp Europe Acquisition Corp. I), Chief Financial Officer of Berto Acquisition Corp., and Chairman and Chief Financial Officer of CSLM Digital Asset Acquisition Corp III Ltd. Mr. Mittal holds a B.S. in Finance (summa cum laude) from the University of Florida and an MBA from NYU Stern School of Business, and is a CFA charter holder.

James DeAngelis has served as our Principal Financial Officer, Principal Accounting Officer and a Director since August 28, 2025. Mr. DeAngelis has more than 30 years of executive financial and operational experience in chief financial officer and chief operations officer roles across technology-focused public and private companies. His prior roles include Director of Digital Transformation and Segment CFO at Kroll, LLC and CFO and COO of Verus Analytics, LLC, and he previously served in C-suite roles at public companies including Commodore Environmental Services, Commodore Applied Technologies and Commodore Separation Technologies. Mr. DeAngelis holds B.S. degrees in biology and physiology from the University of Connecticut and a Master’s in International Management from the Thunderbird School of Global Management, and is a graduate of the Harvard Business Analytics Program.

Departures. Effective as of August 28, 2025, in connection with the closing of the Sponsor Purchase Agreement, Nikhil Kalghatgi (Principal Executive Officer and Director), Dean Clinton (Principal Financial Officer and Director), Rishi Kapoor (Director), Kunal Bahl (Director), Girish Vanvari (Director), Ashwini Asokan (Director) and Manpreet Singh (Director) each resigned from all positions held with the Company.

Committees of the Board of Directors

Following the Nasdaq delisting on July 14, 2025 and the change in sponsorship and composition of our board on August 28, 2025, the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee ceased to operate in the composition disclosed in our most recent Annual Report. The Company is no longer required to maintain the corporate governance structures mandated by Nasdaq. The Company’s board continues to be responsible for the oversight functions previously delegated to its committees, including oversight of the Company’s independent registered public accounting firm and related-party transactions. The Company intends to reconstitute appropriate committees with independent directors upon completion of an Initial Business Combination.

Code of Ethics

The Company maintains a Code of Ethics applicable to its directors, officers and employees, a copy of which is filed as an exhibit to the Company’s registration statement.

Item 11. Executive Compensation

None of our officers or directors has received any cash compensation for services rendered to us. Prior to the closing of the Sponsor Purchase Agreement, we reimbursed our Former Sponsor $10,000 per month for office space, utilities and administrative services. The administrative services arrangement with the Former Sponsor terminated in connection with the August 28, 2025 closing, and the Current Sponsor provides office space and administrative services to the Company at no cost. Our Sponsor, officers and directors are reimbursed for out-of-pocket expenses incurred in connection with activities on our behalf.

After completion of an Initial Business Combination, directors or members of our management team who remain with the Company may be paid consulting, management or other compensation by the combined company. All such compensation will be fully disclosed to shareholders to the extent then known in the proxy materials furnished in connection with the Initial Business Combination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding beneficial ownership of the Company’s ordinary shares as of June 8, 2026 by: (i) each person known by the Company to beneficially own more than 5% of any class of the Company’s outstanding ordinary shares; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. Beneficial ownership reflected in the table does not include the Private Placement Warrants, which are not exercisable within 60 days of the date hereof.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate % of Outstanding Ordinary Shares
Samara Special Opportunities (Current Sponsor)	4,528,125	69.8%
ICE I Holdings Pte. Ltd. (Former Sponsor)	1,940,625	29.9%
Vikas Mittal	-	-
James DeAngelis	-	-
All directors and officers as a group (two individuals)	-	-

Percentages are based on a total of 6,482,874 Class A ordinary shares and 1 Class B ordinary share issued and outstanding as of June 8, 2026. The 1 Class B ordinary share is held by Samara Special Opportunities and carries the exclusive right to elect directors prior to an Initial Business Combination. Samara Special Opportunities is governed by its members; Vikas Mittal may be deemed to have voting and investment control over the securities held by Samara Special Opportunities and disclaims beneficial ownership except to the extent of his pecuniary interest therein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Founder Shares and Private Placement Warrants

On March 12, 2021, the Former Sponsor purchased 7,187,500 Founder Shares for $25,000. In March 2022, the Former Sponsor surrendered 718,750 Founder Shares for no consideration, leaving the Former Sponsor with 6,468,750 Founder Shares. On August 12, 2024, the Former Sponsor converted 6,468,749 Founder Shares into Class A ordinary shares on a one-for-one basis (completed November 18, 2024), leaving one Founder Share outstanding. Simultaneously with the IPO, the Former Sponsor purchased 16,087,500 Private Placement Warrants at $1.00 per warrant.

Sponsor Purchase Agreement (August 28, 2025)

Pursuant to the Sponsor Purchase Agreement, the Former Sponsor sold to the Current Sponsor (i) 4,528,124 Class A ordinary shares, (ii) 1 Class B ordinary share, and (iii) 11,261,250 Private Placement Warrants for an aggregate purchase price of $1.00. The Former Sponsor retained 1,940,625 Class A ordinary shares and 4,826,250 Private Placement Warrants. The Former Sponsor also (a) funded approximately $133,297 of third-party vendor obligations on behalf of the Company, and (b) forgave approximately $4,917,496 of related-party balances (Working Capital Loan of $2,836,172, Convertible Promissory Note of $1,650,000, amounts Due to Sponsor of $161,324, and accrued Administrative Services Fee of $270,000). The aggregate forgiveness and payment of $5,050,793 was recorded as a capital contribution to additional paid-in capital. At closing, the Company’s IPO-era letter agreement was terminated, and the Current Sponsor entered into a joinder to the Registration and Shareholder Rights Agreement with respect to the Transferred Securities.

Working Capital Loans – Current Sponsor

Following the August 28, 2025 closing, the Current Sponsor has agreed to advance working capital loans of up to $300,000 to fund the Company’s ongoing operating expenses. Such loans are non-interest bearing, and repayable upon the earlier of (i) the date on which Company consummates its initial business combination or (ii) the date on which Company determines to cease pursuing a business combination. As of December 31, 2025, $4,194 was outstanding under these arrangements.

Extension Contributions

Prior to August 28, 2025, the Former Sponsor funded extension contributions to the Trust Account. Following the closing of the Sponsor Purchase Agreement, the Current Sponsor assumed responsibility for all monthly extension contributions of $50,000 per month required under the May 12, 2025 extension.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement on April 8, 2026, the Current Sponsor entered into a Sponsor Support Agreement pursuant to which it agreed to vote in favor of the Business Combination, waive its redemption rights, and to waive certain anti-dilution rights. The agreement includes customary transfer restrictions and will terminate upon the earlier of closing or termination of the Business Combination Agreement.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants issuable upon conversion of working capital loans (including Samara Special Opportunities as successor to a portion of such securities pursuant to its joinder to the Registration and Shareholder Rights Agreement) are entitled to registration rights, including up to three demand registrations and customary “piggyback” rights.

Director Independence

Following the Nasdaq delisting on July 14, 2025, the Company is no longer subject to the director-independence rules of Nasdaq. Neither of the Company’s two current directors would be considered “independent” within the meaning of Nasdaq rules or Rule 10A-3 under the Exchange Act because each is affiliated with the Current Sponsor.

Item 14. Principal Accountant Fees and Services

On November 1, 2024 CBIZ CPAs P.C. acquired the attest business of Marcum LLP (“Marcum”) and Marcum continued to serve as the independent registered accounting firm of the Company. On April 22, 2025 with the approval of the Company’s Board of Directors, CBIZ CPAs P.C. was engaged as the Company’s independent registered public accounting firm for the year ended December 31, 2025.

The firm of CBIZ CPAs P.C., (“CBIZ”), acts as our independent registered public accounting firm for the fiscal year ended December 31, 2025. Marcum acted as our independent registered public accounting firm for the fiscal year ended December 31, 2024.

The following table summarizes the aggregate fees billed to the Company by CBIZ and Marcum LLP for professional services during the fiscal years ended December 31, 2025 and 2024, respectively:

Type of Fee	Year Ended Dec. 31, 2025	Year Ended Dec. 31, 2024
Audit Fees	$126,600	$129,051
Audit-Related Fees	$-	$-
Tax Fees	$8,925	$13,905
All Other Fees	$-	$-

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The Company’s audited financial statements as of December 31, 2025 and 2024 and for the fiscal years then ended, together with the Reports of Independent Registered Public Accounting Firms and the notes thereto, are included under a separate tab of this Form 10-K.

(a)(2) Financial Statement Schedules

None. All required information is presented in the financial statements or the notes thereto.

(a)(3) Exhibits

Exhibit No.	Description	Filed/Incorporated By Reference
2.1	Purchase Agreement, dated August 28, 2025, by and among Samara Special Opportunities, Investcorp AI Acquisition Corp. and ICE I Holdings Pte. Ltd.	10-Q filed May 28, 2026
2.2	Business Combination Agreement, dated April 8, 2026, by and among Investcorp AI Acquisition Corp., Blue Finance Technology Holding Limited, Beckwell One Limited, BFT Merger Sub Limited and the Target Representative	8-K filed April 13, 2026
3.1	Amended and Restated Memorandum and Articles of Association, as amended	8-K filed May 20, 2026
4.1	Warrant Agreement, dated May 9, 2022, between the Company and Continental Stock Transfer & Trust Company	8-K filed May 12, 2022
4.2	Description of Securities	Filed herewith
10.1	Investment Management Trust Agreement, dated May 9, 2022	10-K filed April 17, 2024
10.2	Registration and Shareholder Rights Agreement, dated May 12, 2022 (as joined by Samara Special Opportunities)	10-K filed April 17, 2024
10.3	Sponsor Support Agreement, dated April 8, 2026, by and among the Company, Samara Special Opportunities and Blue Finance Technology Holding Limited	8-K filed April 13, 2026
10.4	Form of Working Capital Loan / Promissory Note with Samara Special Opportunities	Filed herewith
14.1	Code of Ethics	10-K filed April 17, 2024
24.1	Power of Attorney (included on the Signatures page of this Form 10-K)	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
97.1	Clawback Policy	10-K filed April 17, 2024
101.INS	Inline XBRL Instance Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 18, 2026.

LIBITY (formerly INVESTCORP AI ACQUISITION CORP.)

By:	/s/ Vikas Mittal
Name:	Vikas Mittal
Title:	Principal Executive Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Vikas Mittal his or her attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that such attorney-in-fact, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Vikas Mittal	Principal Executive Officer and Director	June 18, 2026
(Principal Executive Officer)

/s/ James DeAngelis	Principal Financial Officer and Director	June 18, 2026
(Principal Financial Officer and Principal Accounting Officer)

LIBITY (formerly INVESTCORP AI ACQUISITION CORP.)

FINANCIAL STATEMENTS

As of and for the Fiscal Years Ended December 31, 2025 and 2024

LIBITY (formerly INVESTCORP AI ACQUISITION CORP.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Libity

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Libity (formerly known as Investcorp AI Acquisition Corp.) (the “Company”) as of December 31, 2025, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s ability to execute its business plan is dependent upon consummation of a business combination, and management has determined that if the Company is unable to complete a business combination by May 12, 2028, then the Company will cease all operations except for the purpose of liquidating. The Company entered into a business combination agreement with a business combination target on April 8, 2026; however, the completion of this transaction is subject to the approval of the Company’s shareholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction. Additionally, the Company lacks the capital resources that are needed to fund its operations for a reasonable period of time, which is generally considered to be one year from the issuance of the financial statements. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2021 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024)

Boston, MA
June 18, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Libity

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Libity (formerly known as Investcorp AI Acquisition Corp.) (the “Company”) as of December 31, 2024, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2021 to 2025.

Boston, MA
April 16, 2025

LIBITY (formerly INVESTCORP AI ACQUISITION CORP.)

BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$1	$1,032,598
Total Current Assets	1	1,032,598
Investments held in Trust Account	482,661	17,518,993
Total Assets	$482,662	$18,551,591

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$16,073	$1,584,416
Redeeming shareholders payable	155,957	-
Working Capital Loan – Sponsor (Samara)	4,194	-
Working Capital Loan – Former Sponsor	-	1,790,000
Convertible Promissory Note – Former Sponsor	-	1,450,000
Due to Former Sponsor	-	301,557
Total Current Liabilities	176,224	5,125,973
Warrant Liability	870,751	580,501
Total Liabilities	1,046,975	5,706,474

Commitments and Contingencies (Note 6)
Class A ordinary shares; 26,021 and 1,475,380 shares subject to possible redemption at $12.56 and $11.87 per share at December 31, 2025 and 2024, respectively	326,705	17,518,993

Shareholders’ Deficit
Preference shares, $0.0001 par; 1,000,000 authorized; none issued	-	-
Class A ordinary shares, $0.0001 par; 479,000,000 authorized; 6,468,749 issued and outstanding at December 31, 2025 and 2024	647	647
Class B ordinary shares, $0.0001 par; 20,000,000 authorized; 1 share issued and outstanding at December 31, 2025 and 2024	-	-
Additional paid-in capital	5,041,277	-
Accumulated deficit	(5,932,942)	(4,674,523)
Total Shareholders’ Deficit	(891,018)	(4,673,876)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$482,662	$18,551,591

The accompanying notes are an integral part of the financial statements.

LIBITY (formerly INVESTCORP AI ACQUISITION CORP.)

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2025	Year Ended December 31, 2024
Formation costs and operating expenses	$777,685	$1,948,874

Loss from operations	(777,685)	(1,948,874)

Other income (expense):
Interest earned on investments held in Trust Account	284,719	3,984,831
Change in fair value of warrant liability	(290,250)	290,250
Other income (expense), net	(5,531)	4,275,081

Net (loss) income	$(783,216)	$2,326,207

Weighted average shares outstanding – Class A redeemable	534,289	6,577,711
Basic and diluted net (loss) income per share – Class A redeemable	$(0.11)	$0.18

Weighted average shares outstanding – Class A and B non-redeemable	6,468,750	6,468,750
Basic and diluted net (loss) income per share – Class A and B non-redeemable	$(0.11)	$0.18

The accompanying notes are an integral part of the financial statements.

LIBITY (INVESTCORP AI ACQUISITION CORP.)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Years Ended December 31, 2025 and 2024

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	APIC	Accumulated Deficit	Total
Balance – January 1, 2024	-	$-	6,468,750	$647	$-	$(2,065,899)	$(2,065,252)

Accretion of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(4,934,831)	(4,934,831)
Conversion of Class B into Class A ordinary shares	6,468,749	647	(6,468,749)	(647)	-	-	-
Net income	-	-	-	-	-	2,326,207	2,326,207
Balance – December 31, 2024	6,468,749	$647	1	$-	$-	$(4,674,523)	$(4,673,876)

Accretion of Class A ordinary shares subject to possible redemption	-	-	-	-	(9,516)	(475,203)	(484,719)
Capital contribution – debt forgiveness by Former Sponsor	-	-	-	-	5,050,793	-	5,050,793
Net loss	-	-	-	-	-	(783,216)	(783,216)
Balance – December 31, 2025	6,468,749	$647	1	$-	$5,041,277	$(5,932,942)	$(891,018)

The accompanying notes are an integral part of the financial statements.

LIBITY (formerly INVESTCORP AI ACQUISITION CORP.)

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2025	Year Ended December 31, 2024
Cash Flows from Operating Activities:
Net (loss) income	$(783,216)	$2,326,207
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liability	290,250	(290,250)
Interest earned on investments held in Trust Account	(284,719)	(3,984,831)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	-	192,366
Accounts payable and accrued expenses	(1,165,045)	952,606
Accounts payable paid by Former Sponsor on behalf of the Company	(133,297)	-
Due to Former Sponsor	(140,233)	69,723
Net cash used in operating activities	(2,216,260)	(734,179)

Cash Flows from Investing Activities:
Investments withdrawn from Trust Account for payment to redeeming shareholders	17,521,050	95,447,584
Cash deposited in Trust Account for extension contributions	(200,000)	(950,000)
Net cash provided by investing activities	17,321,050	94,497,584

Cash Flows from Financing Activities:
Payment to redeeming shareholders	(17,521,050)	(95,447,584)
Proceeds from Working Capital Loan – Sponsor (Samara)	4,194	-
Proceeds from Working Capital Loan – Former Sponsor	1,046,172	1,490,000
Proceeds from Convertible Promissory Note – Former Sponsor	200,000	950,000
Accounts payable paid by Former Sponsor on behalf of the Company	133,297	-
Net cash used in financing activities	(16,137,387)	(93,007,584)

Net Change in Cash	(1,032,597)	755,821
Cash – Beginning of year	1,032,598	276,777
Cash – End of year	$1	$1,032,598

Non-cash investing and financing activities:
Accretion of Class A ordinary shares subject to possible redemption	$484,719	$4,934,831
Deemed contribution for forgiveness of accrued expenses—Former Sponsor	$270,000	$-
Deemed contribution for forgiveness of amount due to Former Sponsor	$161,324	$-
Deemed contribution for forgiveness of convertible promissory note—Former Sponsor	$1,650,000	$-
Deemed contribution for forgiveness of working capital loan—Former Sponsor	$2,836,172	$-
Redeeming shareholders payable	$155,957	$-
Conversion of Class B ordinary shares to Class A ordinary shares	$-	$647

Supplemental disclosure: The Company paid no cash for income taxes or interest during the years ended December 31, 2025 and 2024.

The accompanying notes are an integral part of the financial statements.

LIBITY (formerly INVESTCORP AI ACQUISITION CORP.)

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Libity (formerly known as Investcorp AI Acquisition Corp.) (the “Company”) is a blank check company incorporated in the Cayman Islands on February 19, 2021. The Company was formed for the purpose of effectuating a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). On January 11, 2022, the Company changed its name from Investcorp Acquisition Corp. to Investcorp India Acquisition Corp.; and on October 15, 2024, the Company changed its name to Investcorp AI Acquisition Corp. On May 14, 2026 the Company changed its name to Libity.

As of December 31, 2025, and for the period from February 19, 2021 (inception) through December 31, 2025, the Company has not commenced any operations and will not generate operating revenue until after the completion of its Business Combination. The Company has selected December 31 as its fiscal year end.

Initial Public Offering and Private Placement

On May 12, 2022, the Company consummated its Initial Public Offering of 22,500,000 units (the “Units”), at $10.00 per Unit, generating gross proceeds of $225,000,000. The underwriter also exercised its over-allotment option in full, resulting in an additional 3,375,000 Units issued for an aggregate amount of $33,750,000. Simultaneously, the Company consummated the sale of 16,087,500 Private Placement Warrants at $1.00 per warrant to ICE I Holdings Pte. Ltd. (the “Former Sponsor”), generating gross proceeds of $16,087,500.

Extension Meetings and Redemptions

At extraordinary general meetings held on August 11, 2023, August 12, 2024 and May 12, 2025, shareholders approved successive extensions of the deadline to complete a Business Combination and exercised their redemption rights as follows: (i) August 2023 – 16,085,554 shares redeemed for $172,774,717 ($10.74 per share); (ii) August 2024 – 8,314,066 shares redeemed for $95,447,584 ($11.48 per share); and (iii) May 2025 – 1,449,359 shares redeemed for $17,521,050 ($12.09 per share). Following the May 2025 redemptions, 26,021 Class A ordinary shares remained subject to possible redemption. The current deadline to consummate a Business Combination is May 12, 2028 (the “Combination Period”). On May 14, 2026, shareholders further approved an extension from May 12, 2027 to May 12, 2028 and a change of the Company’s name to “Libity”.

Nasdaq Delisting

On April 29, 2025, after prior notices, Nasdaq notified the Company of its determination to delist the Company’s securities under Nasdaq Listing Rule IM-5101-2, which requires a SPAC to complete a business combination within 36 months of IPO registration effectiveness. Trading on Nasdaq was suspended effective May 6, 2025. On July 14, 2025, Nasdaq filed a Form 25 with the Securities and Exchange Commission (the “SEC”) formally removing the Company’s securities from listing and registration on Nasdaq. Since that time, the Company’s units, Class A ordinary shares and warrants have been quoted on the OTC Markets under the symbols “IVAUF,” “IVCAF” and “IVAWF,” respectively.

Change in Sponsorship – Purchase Agreement (August 28, 2025)

On August 28, 2025, the Company entered into and consummated a purchase agreement (the “Sponsor Purchase Agreement”) by and among Samara Special Opportunities (“Samara” or the “Current Sponsor”), the Company, and the Former Sponsor. Pursuant to the Sponsor Purchase Agreement, the Former Sponsor sold to Samara (i) 4,528,124 Class A ordinary shares, (ii) 1 Class B ordinary share, and (iii) 11,261,250 Private Placement Warrants, for an aggregate purchase price of $1.00. The Former Sponsor retained 1,940,625 Class A ordinary shares and 4,826,250 Private Placement Warrants (the “Retained Securities”).

At closing: (a) Samara joined the Registration and Shareholder Rights Agreement dated May 12, 2022; (b) the Former Sponsor’s officers and directors resigned and were replaced by designees of Samara; (c) the IPO-era letter agreement was terminated; d) all SPAC Paid-Off Liabilities, Assumed Liabilities, and Written-Off Liabilities (as defined in the Purchase Agreement) were settled or extinguished as of August 29, 2025 (the “Payment Date”), as further described in Note 5; and (e) Samara assumed responsibility for funding the ongoing expenses of the Company, including any monthly Trust Account extension contributions.

Business Combination Agreement (Subsequent Event – April 8, 2026)

On April 8, 2026, the Company entered into a Business Combination Agreement (the “BCA”) with Blue Finance Technology Holding Limited (“Blue Finance”), Beckwell One Limited, an Irish public limited company (“New Pubco”), a Cayman Islands merger subsidiary of New Pubco, and the target representative. The BCA contemplates a two-step transaction in which (i) Blue Finance shareholders will contribute their shares to New Pubco in exchange for an aggregate of 21,985,971 New Pubco ordinary shares valued at $10.00 per share, together with up to 6,000,000 contingent earnout shares issuable over five years, and (ii) the merger subsidiary will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of New Pubco. The outside termination date under the BCA is November 4, 2026. See Note 11.

Liquidity, Capital Resources and Going Concern

As of December 31, 2025, the Company had $1 in cash and a working capital deficit of $176,223. The Company has until May 12, 2028 to complete a Business Combination. The Paid-Off Liabilities and Written-Off Liabilities (each as defined in the Purchase Agreement) that existed prior to the change in sponsorship were discharged or forgiven at or prior to the Payment Date. Following the closing, Samara has provided the Company with a Working Capital Loan vehicle for up to $300,000 to fund on-going operations. As of December 31, 2025, $4,194 was outstanding under the Samara’s Working Capital Loan.

The Company has incurred and expects to continue to incur significant costs in pursuit of a Business Combination. The Company lacks the financial resources required to sustain operations for one year from the issuance date of these financial statements and is dependent on Samara to fund operating expenses. There is no assurance that the Company will successfully consummate a Business Combination prior to May 12, 2028. Management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance date of these financial statements. Management’s plans to address these conditions include consummating the Business Combination prior to May 12, 2028 and obtaining additional financial support from Samara as needed; however, these plans are outside the Company’s control and accordingly substantial doubt has not been alleviated. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Recent Tax Legislation. On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. ASC 740 requires the effects of changes in tax laws to be recognized in the period in which legislation is enacted. The Company has evaluated the OBBBA and concluded that none of its provisions has a material impact on the Company’s financial statements, consistent with the Company’s status as a Cayman Islands exempted company with no U.S. or other jurisdictional tax exposure.

The Inflation Reduction Act of 2022 imposes a 1% excise tax on the fair market value of stock repurchased by U.S. domestic corporations whose stock is traded on an established securities market, beginning in 2023, with certain exceptions (the “Excise Tax”). The Company is a Cayman Islands exempted company and is not a U.S. domestic corporation for U.S. federal income tax purposes, and therefore the Excise Tax does not apply to the Company’s redemptions of its Class A ordinary shares. Treasury regulations and IRS guidance addressing the application of the Excise Tax to non-U.S. corporations and to redemptions occurring in connection with business combinations remain subject to interpretation, and the Company will continue to monitor developments. As of December 31, 2025, the Company has not recognized any liability for Excise Tax, including with respect to the August 2024 and May 2025 redemptions of its Class A ordinary shares.

Macroeconomic and Geopolitical Conditions. Macroeconomic, geopolitical, and trade-policy conditions — including U.S. tariff and trade policy changes, elevated global interest rates, ongoing geopolitical conflicts, and concerns about potential economic slowdown — may adversely affect our ability to consummate the Business Combination and the post-closing business of New Pubco and Blue Finance. Blue Finance’s consumer lending operations are directly sensitive to UK benchmark interest rates (which affect its cost of funds, net interest margins, and the economics of its lending business), to the availability and terms of institutional warehouse and forward-flow financing facilities, and to UK consumer credit conditions. Elevated UK rates have compressed net interest margins across the consumer lending sector and tightened institutional credit availability; a continued high-rate environment or further credit tightening could materially impair Blue Finance’s financial results. Blue Finance’s revenues are denominated in pounds sterling; a significant depreciation of sterling against the U.S. dollar would reduce the reported dollar-equivalent value of Blue Finance’s business and adversely affect New Pubco’s reported results post-Closing. U.S. tariff escalation, while not directly impacting Blue Finance’s UK consumer lending operations, could produce broader macroeconomic spillover effects in the UK — including higher unemployment, reduced consumer purchasing power, and increased credit losses — that adversely affect the quality of Blue Finance’s loan portfolio. No PIPE financing has been committed, and New Pubco will depend on access to debt and equity capital markets post-Closing; continued market volatility may impair this access. We continue to monitor these developments; however, we cannot predict their ultimate impact on the Business Combination or on New Pubco’s post-closing performance. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company and Smaller Reporting Company

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates are related to the fair value of the warrants.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, Actual results could differ from those estimates.

Sponsor Debt Forgiveness and Capital Contribution

In connection with the Purchase Agreement, the Former Sponsor agreed to the discharge and forgiveness of all related-party balances owed by the Company to the Former Sponsor as of the Payment Date. These balances included: (i) Working Capital Loan of $2,836,172; (ii) Convertible Promissory Note of $1,650,000; (iii) amounts Due to Former Sponsor of $161,324; and (iv) accrued Administrative Services Fee of $270,000. In addition, the Former Sponsor paid $133,297 of the Paid-Off Liabilities (totaling approximately $1,118,982), on behalf of the Company, while the Company paid $977,618 and received a vendor credit of $8,067. The aggregate forgiveness and payment of $5,050,793 have been recorded as a capital contribution and credited to additional paid-in capital in the year ended December 31, 2025, in accordance with ASC 470-50 and ASC 850 as a related-party transaction.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2025 and 2024, the Company had $1 and $1,032,598 of cash and no cash equivalents, respectively.

Investments Held in Trust Account

As of December 31, 2025 and 2024, the Company had $482,661 and $17,518,993, respectively, held in money market funds, which are invested primarily in U.S. Treasury Securities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of December 31, 2025 and 2024, the Company had $1 and $1,032,598 in cash in the bank account, respectively. However, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption under ASC 480, Distinguishing Liabilities from Equity. Class A ordinary shares with redemption rights that are outside the Company’s sole control are classified as temporary equity. As of December 31, 2025 and 2024, 26,021 and 1,475,380 Class A ordinary shares, respectively, were classified as temporary equity and presented outside of the shareholders’ deficit section of the balance sheet, because the related redemption rights are subject to uncertain future events outside the Company’s control.

Changes in redemption value are recognized immediately as they occur, and the carrying value of redeemable Class A ordinary shares is adjusted to equal the redemption value at the end of each reporting period. Such changes are recorded as charges against additional paid-in capital (to the extent available) and thereafter against accumulated deficit.

As of December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Class A ordinary shares subject to possible redemption at December 31, 2023	$108,031,746
Plus:
Accretion of carrying value to redemption value	4,934,831
Less:
Shares redeemed in August 2024	(95,447,584)

Class A ordinary shares subject to possible redemption at December 31, 2024	$17,518,993
Plus:
Accretion of carrying value to redemption value	484,719
Less:
Shares redeemed in May 2025	(17,521,050)
Redeeming shareholders payable	(155,957)
Class A ordinary shares subject to possible redemption at December 31, 2025	$326,705

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes.” There is currently no taxation imposed on income by the Government of the Cayman Islands. Consequently, income taxes are not reflected in the Company’s financial statements. As of December 31, 2025 and 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. ASU 2023-09 (effective for fiscal years beginning after December 15, 2024) requires a tabular rate reconciliation and disaggregation of income taxes paid. Because the Company has no income tax expense or benefit in any jurisdiction for the years ended December 31, 2025 and 2024, no rate reconciliation table or tax-paid disaggregation is presented herein, as such disclosures would be uninformative. The Company is a Cayman Islands exempted company not subject to income taxes in any jurisdiction. As such, the Company’s tax provision was zero for the years ended December 31, 2025 and 2024. Tax years 2022 through 2025 remain nominally open, but no taxing authority has asserted jurisdiction over the Company.

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

The following tables reflect the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except share amounts):

	For the Years Ended December 31,
	2025		2024
	Class A Ordinary Redeemable Shares	Class A and B Ordinary Non-redeemable Shares	Class A Ordinary Redeemable Shares	Class A and B Ordinary Non-redeemable Shares
Basic and diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income	$(59,755)	$(723,461)	$1,172,817	$1,153,390
Denominator:
Basic and diluted weighted average shares outstanding	534,289	6,468,750	6,577,711	6,468,750
Basic and diluted net (loss) income per ordinary share	$(0.11)	$(0.11)	$0.18	$0.18

Fair Value of Financial Instruments

The Company applies ASC 820, which establishes a framework for measuring fair value. The fair value hierarchy categorizes inputs into three levels based on observability. See Note 9.

Redeeming Shareholders Payable

Subsequent to the May 15, 2025 redemption of 1,449,359 Class A ordinary shares, the Company determined that approximately $151,055 of trust assets, consisting of three extension contribution payments and related interest, had been omitted from the Trust Account balance used to calculate the redemption price paid to redeeming shareholders. As a result, the Company approved a supplemental (“stub”) payment to the affected redeeming shareholders.

In addition, the Company allocated a portion of trust earnings attributable to the omitted amount through the payment date. Accordingly, the Company recorded a liability of approximately $155,957 payable to redeeming shareholders as of December 31, 2025, representing the supplemental redemption amount due to shareholders who redeemed their shares in connection with the May 15, 2025 redemption event. The supplemental payment was distributed on May 15, 2026.

Operating Segments

The Company operates as one operating segment. The Company’s chief operating decision maker (the Principal Executive Officer) reviews the Company’s financial information and resources and assesses performance on a consolidated basis. The Company does not accumulate discrete financial information with respect to separate divisions and does not have separate operating or reportable segments.

Recently Issued and Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional quantitative and qualitative income tax disclosures to enable financial statements users better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. For public business entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024, which will be fiscal 2025. The Company adopted ASU 2023-09 during the fiscal year ended December 31, 2025 on a prospective basis. The adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows and primarily resulted in enhanced income tax-related disclosures.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the IPO on May 12, 2022, the Company sold 25,875,000 Units (including the over-allotment) at a purchase price of $10.00 per Unit. Each Unit consisted of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, the Former Sponsor purchased an aggregate of 16,087,500 Private Placement Warrants at a price of $1.00 per warrant. As a result of the August 28, 2025 Sponsor Purchase Agreement, 11,261,250 of these Private Placement Warrants were transferred to Samara and 4,826,250 are retained by the Former Sponsor. Each Private Placement Warrant is identical to the Public Warrants, except there will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants, which will expire worthless if the Company does not consummate a Business Combination within the Combination Period.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares and Change in Sponsorship

On March 12, 2021, the Former Sponsor purchased 7,187,500 Class B ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000. In March 2022, the Former Sponsor surrendered 718,750 Founder Shares for no consideration, leaving the Former Sponsor with 6,468,750 Founder Shares. On August 12, 2024, the Former Sponsor converted 6,468,749 Founder Shares into Class A ordinary shares on a one-for-one basis, with such conversion completed on November 18, 2024.

On August 28, 2025, pursuant to the Sponsor Purchase Agreement, the Former Sponsor sold to Samara (i) 4,528,124 Class A ordinary shares, (ii) 1 Class B ordinary share (the sole outstanding Founder Share), and (iii) 11,261,250 Private Placement Warrants, for an aggregate purchase price of $1.00. Following the closing, the Former Sponsor retained 1,940,625 Class A ordinary shares and 4,826,250 Private Placement Warrants.

Settlement and Forgiveness of Liabilities at Closing (Purchase Agreement)

In connection with the Purchase Agreement, effective as of August 29, 2025 (the “Payment Date”), the following related-party and third-party liabilities of the Company were paid or forgiven:

(i)	Paid-Off Liabilities: The Company’s third-party liabilities totaling approximately $1,118,982, including Winston & Strawn LLP ($846,172), Continental Stock Transfer & Trust Company ($76,982), Donnelley Financial ($113,280), and other vendors ($82,548). These amounts were recorded as accounts payable on the Company’s balance sheets. The Former Sponsor paid $133,297 of these liabilities, which was recognized as a capital contribution to additional paid-in capital. As of December 31, 2024, the Company’s third-party liabilities totaled $1,374,416.

(ii)	Written-Off Liabilities: The following related-party balances owed by the Company to the Former Sponsor were forgiven in full as of the Payment Date and recorded as capital contributions to additional paid-in capital: Working Capital Loan-Former Sponsor ($2,836,172), Convertible Promissory Note—Former Sponsor ($1,650,000), Due to Former Sponsor ($161,324), and accrued Administrative Services Fee ($270,000). The aggregate of the forgiven balances totaling $4,917,496, together with $133,297 of the Paid-Off Liabilities funded directly by the Former Sponsor, represents a total capital contribution to additional paid-in capital of $5,050,793. As of December 31, 2024, the related-party balances owed by the Company to the Former Sponsor totaled $3,751,557: Working Capital Loan-Former Sponsor ($1,790,000), Convertible Promissory Note—Former Sponsor ($1,450,000), Due to Former Sponsor ($301,557), and accrued Administrative Services Fee ($210,000).

Working Capital Loan – Samara Special Opportunities (Current Sponsor)

Following the closing of the Purchase Agreement, Samara Special Opportunities, as the Current Sponsor, provided the Company with a Working Capital Loan of up to $300,000 to fund ongoing operating expenses in connection with the Company’s search for a Business Combination. As of December 31, 2025, there was $4,194 outstanding under the Samara Working Capital Loan. The Samara Working Capital Loan is non-interest bearing and repayable upon the earlier of (i) the date on which Company consummates its initial business combination or (ii) the date on which Company determines to cease pursuing a business combination.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to the Registration Rights Agreement dated May 12, 2022, the holders of Founder Shares and Private Placement Warrants will have registration rights. Samara Special Opportunities has joined the Registration Rights Agreement pursuant to a joinder executed in connection with the Purchase Agreement and will receive the same registration rights as previously held by the Former Sponsor with respect to the Transferred Securities.

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares – The Company is authorized to issue up to 1,000,000 preference shares, $0.0001 par value. As of December 31, 2025 and 2024, no preference shares were issued or outstanding.

Class A Ordinary Shares – The Company is authorized to issue up to 479,000,000 Class A ordinary shares, $0.0001 par value. As of December 31, 2025, there were 6,494,770 Class A ordinary shares issued and outstanding, consisting of 26,021 shares subject to possible redemption (classified as temporary equity) and 6,468,749 non-redeemable shares. Of the non-redeemable Class A shares, 4,528,124 are held by Samara, 1,940,625 are held by the Former Sponsor as Retained Securities, and the remaining shares are held by other holders. As of December 31, 2024, there were 7,944,129 (1,475,380 redeemable; 6,468,749 shares non-redeemable) Class A ordinary shares issued and outstanding.

Class B Ordinary Shares – The Company is authorized to issue up to 20,000,000 Class B ordinary shares, $0.0001 par value. As of December 31, 2025, there was 1 Class B ordinary share issued and outstanding, held by Samara following the closing of the Sponsor Purchase Agreement. Only the holder of the Class B ordinary share has the right to elect directors prior to an Initial Business Combination. At December 31, 2024, there was 1 Class B ordinary shares issued and outstanding.

Additional Paid-in Capital – During the year ended December 31, 2025, the Company recognized $5,050,793 in additional paid-in capital, representing the fair value of the capital contribution made by the Former Sponsor in connection with the discharge and forgiveness of related-party and third-party liabilities described in Note 5.

NOTE 9. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

●

Level 1—Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

●	Level 2—Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

●	Level 3—Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs used:

	Level	December 31, 2025	December 31, 2024
Assets:
Investments held in Trust Account – U.S. Treasury money market fund	1	$482,661	$17,518,993
Liabilities:
Public Warrants	1	$-	$258,750
Public Warrants	2	$388,126	$-
Private Warrants	3	$-	$321,750
Private Warrants	2	$482,625	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. During the period there were transfers to/from Levels 1 and 2 for Public Warrants and to/from Levels 3 and 2 for Private Warrants.

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

Public warrant liability fair value measurements (Level 1, 2 and 3) are detailed in the roll forward table below.

	Level 1	Level 2	Level 3
Balance – December 31, 2024	$258,750	$-	$-

Leveling transfer	(258,750)	258,750	-
Change in Fair Value	-	129,376	-
Balance – December 31, 2025	$-	$388,126	$-

The Public Warrants were initially measured using a binomial option pricing model and are valued at December 31, 2025 based on limited observable market prices (Level 2) and at December 31, 2024 based on quoted market prices (Level 1).

The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement. The close price of the Public Warrants on NASDAQ was used as the primary input to the fair value of the Public Warrants as of each relevant date subsequent to May 12, 2022. As of December 31, 2024, the measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market.

As of December 31, 2025, the subsequent measurements of the Public Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market. The last trading day in the Company’s fiscal year 2025 does not have significant trading volume and as a result, the Public Warrants were reclassified from Level 1 to Level 2.

The Private Placement Warrants as of December 31, 2024 are valued using a binomial option pricing model and are classified as Level 3. The primary unobservable input used in valuing the Private Placement Warrants is expected volatility, which is derived from observable warrant pricing of comparable “blank check” companies without an identified target.

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2024:

December 31, 2024
Stock Price	$11.80
Exercise Price	$11.50
Risk-free rate of interest	4.38%
Volatility	5.4%
Expected term (years)	0.7
Expected term of warrant conversion	5 years
Probability of successful business combination	6.00%

At December 31, 2025, the fair value of the Private Placement Warrants has subsequently been measured by reference to the trading price of the Public Warrants, which is considered to be a Level 2 fair value measurement.

note 10. Segment Information

The Company’s chief operating decision maker (the “CODM”) is its Chief Executive Officer, who reviews the Company’s operating results in order to allocate resources and assess financial performance. Accordingly, the Company operates as a single reportable segment. In evaluating performance and resource allocation, the CODM reviews the following key metrics:

	For the Years Ended December 31,
	2025	2024
Formation costs and operating expenses	$777,685	$1,948,874
Interest earned on investments held in Trust Account	$284,719	$3,984,831

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

Business Combination Agreement (“BCA”)

On April 8, 2026, the Company entered into a BCA with Blue Finance, New Pubco, Merger Sub, and the Target Representative. The BCA provides for (i) a share contribution by Blue Finance shareholders to New Pubco and (ii) a merger of Merger Sub into the Company, with the Company surviving as a wholly owned subsidiary of New Pubco.

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

Sponsor Support Agreement

On April 8, 2026, the sponsor of the Company entered into a Sponsor Support Agreement with the Company and Blue Finance. Under this agreement, the sponsor agreed to vote its shares in favor of the Business Combination, not to redeem its shares in connection with the transaction, and to waive certain anti-dilution rights. The agreement includes customary transfer restrictions and will terminate upon the earlier of closing or termination of the Business Combination Agreement.

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

2026 Extraordinary General Meeting

On April 28, 2026, the Company filed a definitive information statement on Schedule 14C in connection with an extraordinary general meeting of its shareholders held on May 14, 2026 (the “2026 Extraordinary General Meeting”) to, among other things, (i) extend the Initial Business Combination period from May 12, 2027 to May 12, 2028 (the “Extended Combination Period”), and (ii) change the Company’s name from “Investcorp AI Acquisition Corp.” to “Libity.” At the 2026 Extraordinary General Meeting, the Company’s shareholders approved, by special resolution, proposals to amend the Company’s Amended and Restated Memorandum and Articles of Association to (i) extend the date by which the Company has to consummate a Business Combination from May 12, 2027 to May 12, 2028, and (ii) effect the Name Change. In connection with the 2026 Extraordinary General Meeting, holders of 11,896 Class A ordinary shares exercised their right to redemption at a per-share redemption price of approximately $12.84, for an aggregate redemption amount of approximately $152,721, which was paid on May 18, 2026. Following this redemption, 14,125 Class A ordinary shares remained outstanding in the Trust Account.

Redemption and Supplemental (“Stub”) Payment

As discussed in Note 2 under “Redeeming Shareholders Payable,” the Company approved a supplemental (“stub”) payment to certain shareholders who redeemed their shares in connection with the May 15, 2025 redemption event.

The supplemental payment was calculated by allocating the omitted trust assets and the related trust earnings through the payment date to the affected redeeming shareholders. Based on this methodology, the aggregate stub payment amounted to approximately $155,957, or approximately $0.1076 per redeemed share.

The stub payment was distributed to the affected redeeming shareholders on May 15, 2026.