Form 10-Q
period 2026-03-31
Libity
filed 2026-08-17
CIK 1852889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

(302) 738-7210

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange On Which Registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	IVAUF	The OTC Markets – Pink Sheets
Class A ordinary shares, par value $0.0001 per share	IVCAF	The OTC Markets – Pink Sheets
Redeemable warrants, each warrant exercisable for one Class A ordinary share, at an exercise price of $11.50 per share	IVAWF	The OTC Markets – Pink Sheets

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

As of August 14, 2026, there were 6,727,874 Class A ordinary shares, par value $0.0001, and 1 Class B ordinary share, par value $0.0001 per share, issued and outstanding.

LIBITY (formerly INVESTCORP AI ACQUISITION CORP.)

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIBITY (formerly INVESTCORP AI ACQUISITION CORP.)

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1	$1
Total Current Assets	1	1
Investments held in Trust Account	486,895	482,661
Total Assets	$486,896	$482,662

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$16,575	$16,073
Redeeming shareholders payable	155,957	155,957
Working Capital Loan – Sponsor (Samara)	8,044	4,194
Total Current Liabilities	180,576	176,224
Warrant Liability	1,393,200	870,751
Total Liabilities	1,573,776	1,046,975

Commitments and Contingencies (Note 6)
Class A ordinary shares; 26,021 shares subject to possible redemption at $12.72 and $12.56 per share at March 31, 2026 and December 31, 2025, respectively	330,938	326,705

Shareholders’ Deficit
Preference shares, $0.0001 par; 1,000,000 authorized; none issued	-	-
Class A ordinary shares, $0.0001 par; 479,000,000 authorized; 6,468,749 shares issued and outstanding at March 31, 2026 and December 31, 2025	647	647
Class B ordinary shares, $0.0001 par; 20,000,000 authorized; 1 share issued and outstanding at March 31, 2026 and December 31, 2025	-	-
Additional paid-in capital	5,037,044	5,041,277
Accumulated deficit	(6,455,509)	(5,932,942)
Total Shareholders’ Deficit	(1,417,818)	(891,018)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$486,896	$482,662

The accompanying notes are an integral part of the unaudited condensed financial statements

LIBITY (formerly INVESTCORP AI ACQUISITION CORP.)

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Formation costs and operating expenses	$4,351	$282,139

Loss from operations	(4,351)	(282,139)

Other income (expense):
Interest earned on investments held in Trust Account	4,233	183,580
Change in fair value of warrant liability	(522,449)	-
Other income (expense), net	(518,216)	183,580

Net loss	$(522,567)	$(98,559)

Weighted average shares outstanding – Class A redeemable	26,021	1,475,380
Basic and diluted net loss per share – Class A redeemable	$(0.08)	$(0.01)

Weighted average shares outstanding – Class A and B non-redeemable	6,468,750	6,468,750
Basic and diluted net loss per share – Class A and B non-redeemable	$(0.08)	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements

LIBITY (formerly INVESTCORP AI ACQUISITION CORP.)

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026
(UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	6,468,749	$647	1	$-	$5,041,277	$(5,932,942)	$(891,018)

Accretion of Class A ordinary shares to redemption value	-	-	-	-	(4,233)	-	(4,233)
Net loss	-	-	-	-	-	(522,567)	(522,567)
Balance – March 31, 2026	6,468,749	$647	1	$-	$5,037,044	$(6,455,509)	$(1,417,818)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	6,468,749	$647	1	$-	$-	$(4,674,523)	$(4,673,876)

Accretion of Class A ordinary shares to redemption value	-	-	-	-	-	(333,580)	(333,580)
Net loss	-	-	-	-	-	(98,559)	(98,559)
Balance – March 31, 2025	6,468,749	$647	1	$-	$-	$(5,106,662)	$(5,106,015)

The accompanying notes are an integral part of the unaudited condensed financial statements

LIBITY (formerly INVESTCORP AI ACQUISITION CORP.)

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(522,567)	$(98,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	522,449	-
Interest earned on investments held in Trust Account	(4,233)	(183,580)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	-	(63,750)
Accounts payable and accrued expenses	501	(410,198)
Due to Former Sponsor	-	(91,934)
Net cash used in operating activities	(3,850)	(848,021)

Cash Flows from Investing Activities:
Cash deposited in Trust Account for extension contributions	-	(150,000)
Net cash provided by investing activities	-	(150,000)

Cash Flows from Financing Activities:
Proceeds from Promissory Note – Sponsor (Samara)	3,850	-
Proceeds from Convertible Promissory Note – Former Sponsor	-	150,000
Net cash provided by financing activities	3,850	150,000

Net Change in Cash	-	(848,021)
Cash – Beginning of year	1	1,032,598
Cash – End of year	$1	$184,577

Non-cash investing and financing activities:
Accretion of Class A ordinary shares subject to possible redemption	$4,233	$333,580

The accompanying notes are an integral part of the unaudited condensed financial statements

LIBITY (formerly INVESTCORP AI ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2026

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Libity (formerly known as Investcorp AI Acquisition Corp.) (the “Company” or “IVCA”) is a blank check company incorporated in the Cayman Islands on February 19, 2021. The Company was formed for the purpose of effectuating a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). On January 11, 2022, the Company changed its name from Investcorp Acquisition Corp. to Investcorp India Acquisition Corp.; and on October 15, 2024, the Company changed its name to Investcorp AI Acquisition Corp. On May 14, 2026 the Company changed its name to Libity.

As of March 31, 2026, and for the period from February 19, 2021 (inception) through March 31, 2026, the Company has not commenced any operations and will not generate operating revenue until after the completion of its Business Combination. The Company has selected December 31 as its fiscal year end.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2026, the Company had $1 in cash and a working capital deficit of $180,575. The Company has until May 12, 2028 to complete a Business Combination. The Paid-Off Liabilities and Written-Off Liabilities (each as defined in the Purchase Agreement) that existed prior to the change in sponsorship were discharged or forgiven at or prior to the Payment Date. Following the closing, Samara has provided the Company with a Working Capital Loan vehicle for up to $300,000 to fund on-going operations. As of March 31, 2026, $8,044 was outstanding under Samara’s Working Capital Loan.

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

The Inflation Reduction Act of 2022 imposes a 1% excise tax on the fair market value of stock repurchased by U.S. domestic corporations whose stock is traded on an established securities market, beginning in 2023, with certain exceptions (the “Excise Tax”). The Company is a Cayman Islands exempted company and is not a U.S. domestic corporation for U.S. federal income tax purposes, and therefore the Excise Tax does not apply to the Company’s redemptions of its Class A ordinary shares. Treasury regulations and IRS guidance addressing the application of the Excise Tax to non-U.S. corporations and to redemptions occurring in connection with business combinations remain subject to interpretation, and the Company will continue to monitor developments. As of March 31, 2026, the Company has not recognized any liability for Excise Tax, including with respect to the August 2024 and May 2025 redemptions of its Class A ordinary shares.

Macroeconomic and Geopolitical Conditions. Macroeconomic, geopolitical, and trade-policy conditions — including U.S. tariff and trade policy changes, elevated global interest rates, ongoing geopolitical conflicts, and concerns about potential economic slowdown — may adversely affect our ability to consummate the Business Combination and the post-closing business of New Pubco and Blue Finance. Blue Finance’s consumer lending operations are directly sensitive to UK benchmark interest rates (which affect its cost of funds, net interest margins, and the economics of its lending business), to the availability and terms of institutional warehouse and forward-flow financing facilities, and to UK consumer credit conditions. Elevated UK rates have compressed net interest margins across the consumer lending sector and tightened institutional credit availability; a continued high-rate environment or further credit tightening could materially impair Blue Finance’s financial results. Blue Finance’s revenues are denominated in pounds sterling; a significant depreciation of sterling against the U.S. dollar would reduce the reported dollar-equivalent value of Blue Finance’s business and adversely affect New Pubco’s reported results post-Closing. U.S. tariff escalation, while not directly impacting Blue Finance’s UK consumer lending operations, could produce broader macroeconomic spillover effects in the UK — including higher unemployment, reduced consumer purchasing power, and increased credit losses — that adversely affect the quality of Blue Finance’s loan portfolio. No PIPE financing has been committed, and New Pubco will depend on access to debt and equity capital markets post-Closing; continued market volatility may impair this access. We continue to monitor these developments; however, the Company cannot predict their ultimate impact on the Business Combination or on New Pubco’s post-closing performance. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by the U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on June 22, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected through December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2026 and December 31, 2025, the Company had $1 in cash and no cash equivalents.

Investments Held in Trust Account

As of March 31, 2026 and December 31, 2025, the Company had $486,895 and $482,661, respectively, held in money market funds, which are invested primarily in U.S. Treasury Securities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of March 31, 2026 and December 31, 2025, the Company had $1 in cash in the bank account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption under ASC 480, Distinguishing Liabilities from Equity. Class A ordinary shares with redemption rights that are outside the Company’s sole control are classified as temporary equity. As of March 31, 2026 and December 31, 2025, 26,021 Class A ordinary shares were classified as temporary equity and presented outside of the shareholders’ deficit section of the unaudited condensed balance sheets, because the related redemption rights are subject to uncertain future events outside the Company’s control.

Changes in redemption value are recognized immediately as they occur, and the carrying value of redeemable Class A ordinary shares is adjusted to equal the redemption value at the end of each reporting period. Such changes are recorded as charges against additional paid-in capital (to the extent available) and thereafter against accumulated deficit.

As of March 31, 2026, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Class A ordinary shares subject to possible redemption at December 31, 2024	$17,518,993
Plus:
Accretion of carrying value to redemption value	484,719
Less:
Shares redeemed in May 2025	(17,521,050)
Redeeming shareholders payable	(155,957)

Class A ordinary shares subject to possible redemption at December 31, 2025	$326,705
Plus:
Accretion of carrying value to redemption value	4,233
Class A ordinary shares subject to possible redemption at March 31, 2026	$330,938

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes.” There is currently no taxation imposed on income by the Government of the Cayman Islands. Consequently, income taxes are not reflected in the Company’s financial statements. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. ASU 2023-09 (effective for fiscal years beginning after December 15, 2024) requires a tabular rate reconciliation and disaggregation of income taxes paid. Because the Company has no income tax expense or benefit in any jurisdiction for the periods ended March 31, 2026 and December 31, 2025, no rate reconciliation table or tax-paid disaggregation is presented herein, as such disclosures would be uninformative. The Company is a Cayman Islands exempted company not subject to income taxes in any jurisdiction. As such, the Company’s tax provision was zero for the three months ended March 31, 2026 and 2025. Tax years 2022 through 2025 remain nominally open, but no taxing authority has asserted jurisdiction over the Company.

Net Loss Per Ordinary Share

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

The following tables reflect the calculation of basic and diluted net loss per ordinary share (in dollars, except share amounts):

	For the Three Months Ended March 31,
	2026		2025
	Class A Ordinary Redeemable Shares	Class A and B Ordinary Non-redeemable Shares	Class A Ordinary Redeemable Shares	Class A and B Ordinary Non-redeemable Shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(2,094)	$(520,473)	$(18,304)	$(80,255)
Denominator:
Basic and diluted weighted average shares outstanding	26,021	6,468,750	1,475,380	6,468,750
Basic and diluted net loss per ordinary share	$(0.08)	$(0.08)	$(0.01)	$(0.01)

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

In addition, the Company allocated a portion of trust earnings attributable to the omitted amount through the payment date. Accordingly, the Company recorded a liability of approximately $155,957 payable to redeeming shareholders as of March 31, 2026 and December 31, 2025, representing the supplemental redemption amount due to shareholders who redeemed their shares in connection with the May 15, 2025 redemption event. The supplemental payment was distributed on May 15, 2026.

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

Settlement and Forgiveness of Liabilities at Closing (Purchase Agreement)

In connection with the Purchase Agreement, effective as of August 29, 2025 (the “Payment Date”), the following related-party and third-party liabilities of the Company were paid or forgiven:

(i)	Paid-Off Liabilities: The Company’s third-party liabilities totaling approximately $1,118,982, including Winston & Strawn LLP ($846,172), Continental Stock Transfer & Trust Company ($76,982), Donnelley Financial ($113,280), and other vendors ($82,548). These amounts were recorded as accounts payable on the Company’s balance sheets. The Former Sponsor paid $133,297 of these liabilities, which was recognized as a capital contribution to additional paid-in capital.

(ii)	Written-Off Liabilities: The following related-party balances owed by the Company to the Former Sponsor were forgiven in full as of the Payment Date and recorded as capital contributions to additional paid-in capital: Working Capital Loan-Former Sponsor ($2,836,172), Convertible Promissory Note—Former Sponsor ($1,650,000), Due to Former Sponsor ($161,324), and accrued Administrative Services Fee ($270,000). The aggregate of the forgiven balances totaling $4,917,496, together with $133,297 of the Paid-Off Liabilities funded directly by the Former Sponsor, represents a total capital contribution to additional paid-in capital of $5,050,793 during the year ended December 31, 2025. There were no additional settlements or forgiveness activities that occurred during the three months ended March 31, 2026.

Working Capital Loan – Samara Special Opportunities (Current Sponsor)

Following the closing of the Purchase Agreement, Samara Special Opportunities, as the Current Sponsor, provided the Company with a Working Capital Loan of up to $300,000 to fund ongoing operating expenses in connection with the Company’s search for a Business Combination. As of March 31, 2026 and December 31, 2025, there was $8,044 and $4,194, respectively, outstanding under the Samara Working Capital Loan. The Samara Working Capital Loan is non-interest bearing and repayable upon the earlier of (i) the date on which Company consummates its initial business combination or (ii) the date on which Company determines to cease pursuing a business combination.

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

Within 15 business days after the closing of a Business Combination, the Company has agreed to use its best efforts to file a registration statement covering Class A ordinary shares issuable upon exercise of the warrants and to maintain its effectiveness, with a current prospectus, until the warrants expire or are redeemed. If a registration statement covering such shares is not effective by the 60th business day after the closing, holders may exercise on a cashless basis under Section 3(a)(9) of the Securities Act or another available exemption until effectiveness is restored.

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares – The Company is authorized to issue up to 1,000,000 preference shares, $0.0001 par value. As of March 31, 2026 and December 31, 2025, no preference shares were issued or outstanding.

Class A Ordinary Shares – The Company is authorized to issue up to 479,000,000 Class A ordinary shares, $0.0001 par value. As of March 31, 2026 and December 31, 2025, there were 6,494,770 Class A ordinary shares issued and outstanding, consisting of 26,021 shares subject to possible redemption (classified as temporary equity) and 6,468,749 non-redeemable shares. Of the non-redeemable Class A shares, 4,528,124 are held by Samara, 1,940,625 are held by the Former Sponsor as Retained Securities, and the remaining shares are held by other holders.

Class B Ordinary Shares – The Company is authorized to issue up to 20,000,000 Class B ordinary shares, $0.0001 par value. As of March 31, 2026 and December 31, 2025, there was 1 Class B ordinary share issued and outstanding, held by Samara following the closing of the Sponsor Purchase Agreement. Only the holder of the Class B ordinary share has the right to elect directors prior to an Initial Business Combination.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs used:

	Level	March 31, 2026	December 31, 2025
Assets:
Investments held in Trust Account – U.S. Treasury money market fund	1	$486,895	$482,661
Liabilities:
Public Warrants	3	$621,000	$-
Public Warrants	2	$-	$388,126
Private Placement Warrants	3	$772,200	$-
Private Placement Warrants	2	$-	$482,625

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. During the three months ended March 31, 2026, there were transfers from Levels 2 to 3 for both Public and Private Warrants. The transfer from Level 2 to Level 3 reflects a change in the observability of valuation inputs and does not represent a change in the underlying contractual terms of the warrants.

Public warrant liability fair value measurements (Level 1, 2 and 3) are detailed in the roll forward table below.

	Level 1	Level 2	Level 3
Balance – December 31, 2025	$-	$388,126	$-

Leveling transfer	-	(388,126)	388,126
Change in Fair Value	-	-	232,874
Balance – March 31, 2026	$-	$-	$621,000

Private Placement Warrant liability fair value measurements (Level 1, 2 and 3) are detailed in the roll forward table below.

	Level 1	Level 2	Level 3
Balance – December 31, 2025	$-	$482,625	$-

Leveling transfer	-	(482,625)	482,625
Change in Fair Value	-	-	289,575
Balance – March 31, 2026	$-	$-	$772,200

The Public Warrants were initially measured at fair value on May 12, 2022 using a binomial option pricing model. Following the commencement of active trading on Nasdaq, the Public Warrants were subsequently measured based on their quoted market price, which represented a Level 1 fair value measurement. The closing market price of the Public Warrants was used as the primary input in determining fair value during periods in which an active market existed.

As of December 31, 2025, the Public Warrants were reclassified from Level 1 to Level 2 because, although quoted prices for identical Public Warrants were available on the OTC market, management concluded that the market was no longer active due to limited trading activity and liquidity. Accordingly, the quoted market prices represented observable Level 2 inputs rather than Level 1 inputs under ASC 820. The Private Placement Warrants were also classified as Level 2. Their fair value was determined by reference to the observable market price of the Public Warrants. Management concluded that the differences in contractual terms between the Public Warrants and the Private Placement Warrants did not result in a material difference in fair value as of December 31, 2025.

As of March 31, 2026, quoted market prices for the Public Warrants were no longer considered sufficient to determine fair value due to the absence of meaningful trading activity and market liquidity. Accordingly, the Company measured the fair values of both the Public Warrants and the Private Placement Warrants using a binomial option pricing model. Although the contractual terms of the Public Warrants and Private Placement Warrants differ in certain respects, management concluded that the same valuation methodology was appropriate because the valuation incorporated assumptions that market participants would use in pricing the warrants, including expected volatility, the risk-free interest rate, the expected timing of a business combination, and the probability of completing a business combination. Because the valuation incorporated significant unobservable inputs, both warrant liabilities were classified as Level 3 measurements within the fair value hierarchy.

The following table provides quantitative information regarding Level 3 fair value measurements as of March 31, 2026:

March 31, 2026
Stock Price	$10.00
Exercise Price	$11.50
Risk-free rate of interest	4.04%
Volatility	2.7%
Expected time to business combination	1 year
Expected contractual term following business combination	5 years
Probability of successful business combination	5.00%

note 10. Segment Information

The Company’s chief operating decision maker (the “CODM”) is its Chief Executive Officer, who reviews the Company’s operating results in order to allocate resources and assess financial performance. Accordingly, the Company operates as a single reportable segment. In evaluating performance and resource allocation, the CODM reviews the following key metrics:

	For the Three Months Ended March 31,
	2026	2025
Formation costs and operating expenses	$4,351	$282,139
Interest earned on investments held in Trust Account	$4,233	$183,580

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

Sponsor Support Agreement

On April 8, 2026, the sponsor of the Company entered into a Sponsor Support Agreement with the Company and Blue Finance. Under this agreement, the sponsor agreed to vote its shares in favor of the Business Combination, not to redeem its shares in connection with the transaction, and to waive certain anti-dilution rights. The agreement includes customary transfer restrictions and will terminate upon the earlier closing or termination of the Business Combination Agreement.

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

Founder Share Transfer

On April 8, 2026, Samara entered into a Sponsor Securities Purchase Agreement with JBBH TECH LLC (“JBBH”), pursuant to which JBBH agreed to purchase certain Class A ordinary shares and other securities from Samara for an aggregate purchase price of $40,000.

On April 20, 2026, Samara and JBBH entered into Amendment No. 1 to the Sponsor Securities Purchase Agreement, pursuant to which the number of Class A ordinary shares to be purchased by JBBH was reduced to 324,089 shares, representing approximately 4.99% of the Company’s outstanding shares. The amendment also provided for 1,075,911 Class A ordinary shares to be transferred by JBBH back to Samara, and granted JBBH the option to acquire those shares from Samara under the terms of the agreement.

On April 28, 2026, JBBH transferred the 1,075,911 Class A ordinary shares to Samara pursuant to the amendment. The Company did not receive any proceeds from these transactions.

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

Advisory Share Issuance

In June 2026, the Company entered into an advisory agreement with Black Walnut Advisory LLC pursuant to which it agreed to issue 200,000 Class A ordinary shares as compensation for strategic financial advisory services rendered in connection with the Company’s proposed business combination and related listing efforts. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"). The shares are subject to forfeiture and return to treasury under certain circumstances specified in the advisory agreement. The estimated fair value of the 200,000 shares to be issued to Black Walnut Advisory LLC is approximately $345,000. The shares are expected to be accounted for as share-based compensation under ASC 718 and recognized as an expense upon the completion of their performance obligation.

Regulation S Share Subscription

In June 2026, the Company entered into a subscription agreement with an investment adviser acting as agent on behalf of certain non-U.S. clients, pursuant to which the Company agreed to issue and sell 45,000 Class A ordinary shares at a purchase price of $10.00 per share, for aggregate gross proceeds of $450,000. The subscription amount was funded to and received by the Company on June 24, 2026. The shares were issued in reliance on the exemption from registration provided by Regulation S under the Securities Act. In July 2026, the parties entered into a first amendment to the subscription agreement to conform certain dates to the actual timing of funding and closing.

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

Recent Developments

Business Combination Agreement

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

Founder Share Transfer

On April 8, 2026, Samara entered into a Sponsor Securities Purchase Agreement with JBBH TECH LLC (“JBBH”), pursuant to which JBBH agreed to purchase certain Class A ordinary shares and other securities from Samara for an aggregate purchase price of $40,000.

On April 20, 2026, Samara and JBBH entered into Amendment No. 1 to the Sponsor Securities Purchase Agreement, pursuant to which the number of Class A ordinary shares to be purchased by JBBH was reduced to 324,089 shares, representing approximately 4.99% of the Company’s outstanding shares. The amendment also provided for 1,075,911 Class A ordinary shares to be transferred by JBBH back to Samara, and granted JBBH the option to acquire those shares from Samara under the terms of the agreement.

On April 28, 2026, JBBH transferred the 1,075,911 Class A ordinary shares to Samara pursuant to the amendment. The Company did not receive any proceeds from these transactions.

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

Advisory Share Issuance

In June 2026, the Company entered into an advisory agreement with Black Walnut Advisory LLC pursuant to which it agreed to issue 200,000 Class A ordinary shares as compensation for strategic financial advisory services rendered in connection with the Company’s proposed business combination and related listing efforts. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The shares are subject to forfeiture and return to treasury under certain circumstances specified in the advisory agreement. The estimated fair value of the 200,000 shares to be issued to Black Walnut Advisory LLC is approximately $345,000. The shares are expected to be accounted for as share-based compensation under ASC 718 and recognized as an expense upon the completion of their performance obligation.

Regulation S Share Subscription

In June 2026, the Company entered into a subscription agreement with an investment adviser acting as agent on behalf of certain non-U.S. clients, pursuant to which the Company agreed to issue and sell 45,000 Class A ordinary shares at a purchase price of $10.00 per share, for aggregate gross proceeds of $450,000. The subscription amount was funded to and received by the Company on June 24, 2026. The shares were issued in reliance on the exemption from registration provided by Regulation S under the Securities Act. In July 2026, the parties entered into a first amendment to the subscription agreement to conform certain dates to the actual timing of funding and closing.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from February 19, 2021 (inception) through March 31, 2026, were organizational activities, those necessary to prepare for the IPO, identifying target companies for a business combination, and the consummation of the change in sponsorship described above. We generate non-operating income in the form of interest income on investments held in the Trust Account.

For the three months ended March 31, 2026, we had a net loss of $522,567, which consists of operating costs of $4,351, a change in fair value of warrants of $(522,449), partially offset by interest earned from marketable securities held in the Trust Account of $4,233. For the three months ended March 31, 2025, we had net loss of $98,559, which consists of operating costs of $282,139, partially offset by interest earned from marketable securities held in the Trust Account of $183,580. There was no change in fair value of warrants. The significant decrease in trust interest income in 2026 compared to the same period in 2025 reflects the dramatic reduction in Trust Account funds resulting from the May 2025 redemption of 1,449,359 Class A ordinary shares.

Liquidity, Capital Resources, and Going Concern Consideration

As of March 31, 2026, the Company had $1 in cash and a working capital deficit of $180,575, and investments held in the Trust Account of $486,895 (including the amount payable to redeeming shareholders of $155,957). Our working capital position at March 31, 2026 reflects the August 2025 extinguishment of substantially all legacy sponsor liabilities in connection with the Sponsor Purchase Agreement and the discharge by the Former Sponsor of approximately $1,118,982 of third-party vendor obligations. Our ongoing operations are funded by a Working Capital Loan from the Current Sponsor of up to $300,000, of which $8,044 was outstanding at March 31, 2026.

For the three months ended March 31, 2026, cash used in operating activities was $3,850. Net loss of $522,567 was affected by the change in fair value of the warrant liability of $522,449 and interest income of $4,233. Changes in operating assets and liabilities provided by $501 of cash, primarily reflecting the increase of accounts payable and accrued expenses.

For the three months ended March 31, 2025, cash used in operating activities was $848,021. Net loss of $98,559 was partially offset by interest income of $183,580. Changes in operating assets and liabilities used $565,882 of cash for operating activities.

For the three months ended March 31, 2026, there were no investing activities; net cash provided by financing activities was $3,850 reflecting proceeds from the Samara Working Capital Loan.

For the three months ended March 31, 2025, net cash used in investing activities was $150,000 to deposit extension fees in the Trust Account; net cash provided by financing activities was $150,000 reflecting proceeds from Convertible Promissory Note – Former Sponsor of $150,000.

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

The Company has incurred and expects to continue to incur significant costs in pursuit of its Business Combination. The Company is dependent upon the Current Sponsor to fund operating expenses and Trust Account extension contributions, and there is no assurance that the Company will successfully consummate a Business Combination prior to May 12, 2028. Management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance date of these financial statements. Management’s plans to address these conditions include consummating the Business Combination prior to May 12, 2028 and obtaining additional financial support from Samara as needed; however, these plans are outside the Company’s control and accordingly substantial doubt has not been alleviated. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of March 31, 2026 and December 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Public Warrants are measured at fair value using quoted market prices when such prices are available. Depending on the nature of the market in which the Public Warrants trade, including the frequency and volume of trading activity, the Public Warrants are classified as either Level 1 or Level 2 within the fair value hierarchy. When quoted market prices are available but the market is not considered active, the quoted prices represent Level 2 observable inputs. When quoted market prices are no longer considered sufficient to determine fair value due to limited market activity and liquidity, the Public Warrants are valued using a valuation model incorporating significant unobservable inputs and are classified as Level 3. The fair value of the Private Placement Warrants is determined by reference to the fair value of the Public Warrants when observable market prices are available and is generally classified consistently within the fair value hierarchy. When the Public Warrants are valued using a valuation model, the Private Placement Warrants are measured using the same valuation methodology and are likewise classified as Level 3.

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

Following the change in sponsorship on August 28, 2025, our new management team is in the process of designing and implementing additional review controls intended to remediate the material weaknesses, including the implementation of a quarterly close checklist requiring sign-off by both the chief financial officer and an independent reviewer. In addition, management has implemented an enhanced reconciliation procedure for all future redemption events, requiring: (i) a comprehensive pre-payment reconciliation of all trust account sub-components (money market, cash, and any other positions) to a single total trust balance; (ii) comparison of that total to the trust value used in the per-share calculation; and (iii) CFO sign-off on the reconciliation prior to any redemption disbursement. Additionally, we plan to implement a more thorough second level review process over accounting for complex financial instruments. The material weaknesses will not be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively. As of March 31, 2026, the material weaknesses have not been remediated.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in (i) our final prospectus for our Initial Public Offering filed with the SEC on May 10, 2022, and (ii) our annual report on Form 10-K filed with the SEC on June 22, 2026. In addition to risks previously disclosed, the following risk factors have become material since the filing of our most recent Annual Report:

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

Pendency of the Business Combination Agreement.

On April 8, 2026, the Company entered into the Business Combination Agreement (described in Note 11 in the accompanying financial statements). Consummation is subject to numerous conditions, including effectiveness of a Form F-4, shareholder approval, regulatory approvals, and Nasdaq listing approval of New Pubco. There can be no assurance these conditions will be satisfied or that the Business Combination will be consummated by the outside termination date of November 4, 2026, or at all. If the Business Combination is not consummated, the Company may be required to liquidate if it is unable to consummate any business combination prior to May 12, 2028. The pendency of the transaction may also adversely affect the trading price of our securities, divert management’s attention, and result in significant transaction costs regardless of outcome.

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

Limited Trust Account Funds and Reliance on Sponsor Financing.

As of March 31, 2026, the Trust Account held only $330,938 (excluding $155,957 payable to redeeming shareholders), following the May 2025 redemption of substantially all of the Company’s public shares. The Company’s ability to pay transaction expenses, fund extension contributions to the Trust Account, and continue its operations in pursuit of the Business Combination is dependent upon the willingness and ability of Samara Special Opportunities to fund such expenses and contributions. There can be no assurance that Samara will continue to provide such funding or that any such funding will be sufficient to permit the Company to consummate the Business Combination. Failure to obtain adequate funding could result in the Company’s inability to consummate the Business Combination and require the Company to liquidate.

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

LIBITY (formerly INVESTCORP AI ACQUISITION CORP.)

By:	/s/ Vikas Mittal
Name:	Vikas Mittal
Title:	Principal Executive Officer
Date:	August 14, 2026

By:	/s/ James M. DeAngelis
Name:	James M. DeAngelis
Title:	Principal Financial Officer and Principal Accounting Officer
Date:	August 14, 2026